Form 10-Q
period 2012-09-30
Boreal Water Collection Inc.
filed 2012-12-20
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number:

BOREAL WATER COLLECTION, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0453421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Boreal Water Collection, Inc.
4496 State Road 42 North
Kiamesha Lake, NY	12751
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 845-794-0400

Copies of correspondence to:

Mrs. Francine Lavoie Boreal Water Collection, Inc. 4496 State Road 42 North Kiamesha Lake, NY 12751	Peter J. Wilke, Esq. 8117 W Manchester Ave, Suite 700 Playa del Rey, CA 90293

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class to be so registered	each class is to be registered
Not Applicable	Not Applicable

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 10, 2012, there were 310,158,907 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended September 30, 2012

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements -

Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

Statement of Income for the three and nine months ended September 30, 2012 and 2011 (unaudited)	2

Statement of Stockholders Equity as of September 30, 2012 (unaudited) and December 31, 2011	3

Statement of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	4

Notes to Financial Statements	5-15

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4. Controls and Procedures	19

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings	20

ITEM 1A. Risk Factors	21

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults upon Senior Securities	22

ITEM 4. Mine Safety Disclosures	22

ITEM 5. Other Information	22

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$27,162	$68,345
Accounts receivable, less allowance for doubtful accounts of $8,219 and $10,715 at September 30, 2012 and December 31, 2011, respectively	131,822	91,327
Inventory	298,355	136,875
Prepaids	64,288	56,946
Total current assets	521,627	353,493

Property and equipment, net of accumulated depreciation	3,238,386	3,407,011

Other assets
License, net of accumulated amortization of $885,734 and $732,434 at September 30, 2012 and December 31, 2011, respectively	136,266	289,566
Security deposit	4,500	29,840
Total other assets	140,766	319,406

Total assets	$3,900,779	$4,079,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of credit	$250,000	$250,000
Loan payable - property taxes	61,262	124,597
Loan payable - equipment	15,000	55,000
Mortgage payable - bank	1,840,000	1,840,000
Accounts payable and accrued expenses	518,970	321,607
Deferred revenue	–	12,292
Deposit on purchases of common shares	65,000	–
Due to Related Party	231,523	125,412

Total current liabilities	2,981,755	2,728,908

Deferred Tax Liability	883,185	883,185

	3,864,940	3,612,093

Stockholders' equity

Common stock, $.001 par value; 600,000,000 shares authorized, 310,158,889 and 292,903,333 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	310,159	292,903
Additional paid-in capital	2,208,566	2,043,822
Treasury stock, 100,000 shares of common stock, at cost	(1,525)	–
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(2,481,361)	(1,868,908)
Total stockholders' equity	35,839	467,817

Total liabilities and stockholders' equity	$3,900,779	$4,079,910

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$779,030	$841,381	$2,127,259	$2,163,312
Cost of sales	619,184	659,291	1,496,184	1,695,634
Gross profit	159,846	182,090	631,075	467,678

Operating Expenses

Selling and general and administrative	304,912	424,051	834,520	758,516
Depreciation and amortization	109,469	108,300	331,441	324,900

Total expenses	414,381	532,351	1,165,961	1,083,416

Net operating income	(254,535)	(350,261)	(534,886)	(615,738)

Other income (expense)

Rental income	2,600	2,600	7,800	7,600
Gain (loss) on sale of equipment	1,622	–	567	–
Interest expense	(27,595)	(20,045)	(84,434)	(70,286)

Total other income (expense)	(23,373)	(17,445)	(76,067)	(62,686)

Net income (loss) before income taxes	(277,908)	(367,706)	(610,953)	(678,424)

Provision for income taxes	(1,500)	–	(1,500)	–

Net income (loss)	$(279,408)	$(367,706)	$(612,453)	$(678,424)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.0020)	$(0.003)

Weighted average number of common shares outstanding, basic and fully diluted	309,273,193	289,715,994	301,633,905	252,152,639

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance, December 31, 2010	252,152,639	$252,152	$1,557,016	$–	$(1,035,848)	$773,320

Common shares issued in settlement of debt obligation	5,952,500	5,953	(5,953)			–

Stock-based compensation	3,400,000	3,400	166,600			170,000

Common shares issued for cash	10,000,000	10,000	133,575			143,575

Common shares issued in settlement of unpaid wages	5,331,494	5,331	47,984			53,315

Common shares issued In settlement of debt obligation	10,766,700	10,767	96,900			107,667

Common shares issued for services	300,000	300	2,700			3,000

Common shares issued in settlement of debt obligation	5,000,000	5,000	45,000			50,000

Net loss - December 31, 2011					(833,060)	(833,060)

Balance, December 31, 2011	292,903,333	$292,903	$2,043,822	–	$(1,868,908)	$467,817

Purchase of treasury shares				(1,525)		(1,525)

Stock-based compensation	3,000,000	3,000	27,000			30,000

Common shares issued for services	3,255,556	3,256	28,744			32,000

Common shares issued for cash	11,000,000	11,000	109,000			120,000

Net loss - September 30, 2012					(612,453)	(612,453)

Balance, September 30, 2012	310,158,889	$310,159	$2,208,566	$(1,525)	$(2,481,361)	$35,839

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operations
Net income (loss)	$(612,453)	$(678,424)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	331,440	324,900
Stock-based compensation	30,000	261,397
Stock issued for services	32,000	–
Adjustment of allowance for doubtful accounts	(7,886)	–
Gain on sale of fixed asset	(567)	–
Changes in operating assets and liabilities:
Accounts receivable	(32,609)	43,110
Inventory	(161,480)	(73,372)
Prepaid expenses	(7,342)	(27,880)
Employee advances	–	400
Security deposits refunded	25,340	–
Accounts payable and accrued expenses	197,363	(107,377)
Deferred revenue	(12,292)	2,454
Net cash used for operating activities	(218,486)	(254,792)

Cash Flows from investing activities
Proceeds from sale of fixed asset	3,000	–
Purchases of property and equipment	(11,948)	(20,908)

Net cash provided by (used for) investing activities	(8,948)	(20,908)

Cash flows from financing activities
Issuance of common stock	120,000	143,575
Deposit on purchases of common shares	65,000	–
Related party advances	106,111	26,442
Advances from officer	–	140,882
Payments on capital lease obligation	–	(12,381)
Payments against loan payment - property taxes	(63,335)	–
Payments on equipment loan	(40,000)	–
Payments against mortgage payable to bank	–	(60,000)
Purchase of treasury shares, at cost	(1,525)	–

Net cash provided by financing activities	186,251	238,518

Net increase (decrease) in cash	(41,183)	(37,182)
Cash, beginning of period	68,345	38,393
Cash, end of period	$27,162	$1,211

Supplemental disclosures:
Cash paid during the year for:
Interest	$20,393	$70,286
Non-cash investing and financing transactions:
Issuance of 5,952,500 shares of common stock in connection with the conversion of debt obligation	$–	$5,953
Issuance of 5,331,494 shares of common stock in settlement of unpaid wages	$–	$91,397
Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$30,000	$–
Issuance of 3,255,556 shares of common stock in connection with professional services rendered	$32,000	$–
Loan agreement entered into for the financing of property taxes	$–	$192,000

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 1—Description of Business and Corporate Information

Organization

Boreal Water Collection, Inc. (“Boreal” or the “Company”) was incorporated in the State of Nevada on August 21, 2001. The Company is trading on the OTC under the symbol (BRWC.PK).

The Company has operated under various names since incorporation, most recently Canadian Blue Gold, Inc. from October 2007 to March 2008, when the name was changed to Boreal Water Collection, Inc.

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc., operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York. The Company is a personalized bottled water company specializing in premium custom bottled water, as a contract packer of bottled water focused on value-added products and services. The Company currently offers four types of water: spring, sparkling, distilled and enhanced water, which is customized with minerals and oxygen. The Company was originally founded in 1884.

Accounting period

The Company has adopted an annual accounting period of January through December.

Note 2—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters.” Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Building	40	years
Land improvements	15	years
Machinery and equipment	5-7	years
Computer equipment	3	years
Office equipment	7	years
Trucks and trailers	5	years

Long-Lived Assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2012 and December 31, 2011.

Inventories

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Obsolete items are carried at estimated net realizable value.

Earnings per share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Income Taxes (continued)

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.

When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better consolidated financial statement comparability among different entities. Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2008. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the six month period ended September 30, 2012.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the nine month periods ended September 30, 2012 and 2011, the Company recorded $30,000 and $261,397, respectively, as compensation expense under FASB ASC 718.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $32,000 and $-0- during the nine month periods ended September 30, 2012 and 2011, respectively, related to consulting services.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates. The carrying amount of all other financial assets and liabilities, including the mortgage payable, approximates fair value.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s September 30, 2012 quarterly filing, and is not expected to have a material impact on the Company.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its consolidated financial statements.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have an effect on the Company’s consolidated financial statements.

Concentration of Credit Risk

 The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 3—Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern. The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan.

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities

Note 4—Property and Equipment

Equipment consists of the following categories at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Building	$2,376,000	$2,376,000
Land	324,000	324,000
Leasehold improvements	31,140	23,890
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,048,179	1,045,479
Transportation equipment	54,000	59,300
Other	170,310	170,310
	4,046,795	4,042,145
Less: accumulated depreciation	808,409	635,134
Total	$3,238,386	$3,407,011

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 5—License

On December 17, 2007, the Company entered into an exclusive licensing agreement (“Agreement”) with a Canadian bottle water company to distribute, sell, advertise, promote, and market under private label, its products in the United States., with an original cost of $2.0 million. The Agreement was subsequently revised and replaced with a new Agreement on June 16, 2008 at a cost of $1.022 million. The Company’s president and CEO is the principal shareholder of the Canadian company. The license is being amortized over a five year period from June 16, 2008. At September 30, 2012 and December 31, 2011, the unamortized balance is as follows:

	September 30,	December 31,
	2012	2011
License:
Cost of license	$1,022,000	$1,022,000
Accumulated amortization	885,734	732,434

License, net	$136,266	$289,566

Future amortization of license:
Year ended:
2012	$102,201
2013	85,165
	$187,366

Note 6—Stockholders’ Equity

On March 3, 2011, the Company issued 3,000,000 shares of its $0.001 par value common stock in settlement of a debt obligation.

On April 25, 2011, the Company issued 5,000,000 shares of its $0.001 par value common stock in settlement of a debt obligation.

On May 9, 2011, the Company issued 3.4 million shares of its $0.001 par value common stock to its employees as bonuses. We valued these shares at $0.05 per share.

On May 10, 2011, the Company issued 10.0 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $143,575.

On May 10, 2011, the Company issued 5,331,494 shares of its $0.001 par value common stock to its president and CEO in settlement of unpaid wages. We valued these shares at $0.01 per share.

On May 23, 2011, the Company issued 5,952,500 shares of its $0.001 par value common stock in settlement of a debt obligation.

On September 1, 2011, the Company issued 10,766,700 shares of its $0 .001 par value common stock in settlement of a debt obligation.

On December 5, 2011, the Company issued 300,000 shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On January 23, 2012, The Company issued 3.0 million shares of its $0.001 par value common stock to its employees as bonuses. We valued these shares at $0.01 per share.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 6—Stockholders’ Equity (continued)

On January 23, 2012, the Company issued 1.8 million shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On February 2, 2012, the Company paid $1,525, or $0.01525 per share, to purchased 100,000 of its $0.001 par value common stock as treasury shares.

On May 1, 2012, the Company issued 955,556 shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On May 7, 2012, the Company issued 1.5 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $30,000.

On June 11, 2012, the Company issued 500,000 shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On July 12, 2012, the Company issued 6.5 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $90,000.

Note 7—Income Taxes

At September 30, 2012, the Company had approximately $3.9 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,567,000	$1,327,000
Other temporary differences	–	–
Deferred tax assets	1,567,000	1,327,000
Less: Valuation allowance	(1,567,000)	(1,327,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(883,185)	$(883,185)

Net deferred tax assets (liabilities)	$(883,185)	$(883,185)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately  $1,567,000 and $1,327,000 at September 30, 2012 and December 31, 2011, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the nine month period ended September 30, 2012 or the year ended December 31, 2011.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 8—Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At September 30, 2012, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

Note 9—Short-Term Debt

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest is based on 90-day Libor at 4.50%. The $1.9 million mortgage is personally guaranteed by the Company’s chief executive officer. The balance due against this mortgage at December 31, 2011 was $1,840,000. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012. On April 3, 2012, the Agreement period was further extended until October 3, 2012. On October 3, 2012 the forbearance agreement expired and the company is currently is in default its mortgage obligation. The Company is presently negotiating with a finance company to pay back the mortgage that is due to Wells Fargo Bank. There is no guarantee or assurance we will be able to close any loan arrangement to repay our current mortgage with Wells Fargo Bank.

Under the terms of the May 31, 2011 Agreement, the Company was required to make monthly principal payments of $15,000 plus all accrued and unpaid interest on the debt obligation. The Company was also assessed a forbearance fee of $19,000, and it was required to provide evidence acceptable to the commercial bank that the Company and Sullivan County had agree to a payment plan for real estate taxes that were in arrears as of the date of the Agreement. The interest rate based on 90-day Libor rate of 4.0% did not change as a result of the Forbearance Agreement. All loan documents and the Security Agreement remained in full force and effect in accordance with the original terms. Under the terms of the October 3, 2011 Agreement, the commercial bank waived the $15,000 monthly principal payments, but not the interest payments. An additional $19,000 forbearance fee was assessed. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The interest rate based on 90-day Libor rate of 4.625% did not change as a result of this Forbearance Agreement. Under the terms of the April 3, 2012 Agreement, the commercial bank assessed an additional forbearance fee of $19,000, continued to waive the monthly $15,000 principal payment, but not the monthly interest payments. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The 90-day Libor rate of 4.5% did not change as a result of this Forbearance Agreement.

On October 24, 2011, the Company purchased distiller equipment for $75,000. The sale contract provided for a deposit of $5,000, with an additional $5,000 on November 1, 2011 and the balance of $65,000 to be paid on or before November 16, 2011. As of September 30, 2012 and December 31, 2011, the Company owed a total of $15,000 and 55,000, respectively, putting the Company in default under terms of the contract. The Company continues making payments and is working with the financing organization to resolve its default position.

On May 31, 2011, the Company entered into a payment arrangement (“Agreement”) with the County of Sullivan for payment of past due property taxes. The Agreement provides for a down payment of approximately $30,000, which was equal to 15.0% of the eligible delinquent taxes, with the balance of $192,153 due in 24 monthly payments of principal and interest of $8,006. The $30,000 down payment was paid on May 31, 2011. As part of the Agreement, the County of Sullivan will obtain a Judgment of Foreclosure, however, the County of Sullivan acknowledges that it will not take title of the property, unless and until the Company is in default and breached the terms within the Agreement, and further it will not take title sooner than two years from the date of the levy of the earliest outstanding lien. At September 30, 2012 and December 31, 2011, the balance due against this note was approximately $61,000 and $125,000, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 10—Related Party

On May 10, 2011, the Company issued 5,331,494 shares of its $0.001 par value common stock to its president and CEO in settlement of unpaid wages from the year 2010.

At September 30, 2012 and December 31, 2011, the Company owed a related party approximately $231,523 and $125,000, respectively, for ongoing operating and purchase transactions with the related party company.

Note 11—Commitments and Contingencies

The Company is party to a forty year exclusive agreement (“Agreement”), with an original effective date of November 1, 1995, modified on April 25, 2000, to reduce certain minimum guarantee and compensation provisions of the Agreement. The Agreement provides that the Company shall draw not less than seven million (7,000,000) gallons or water from certain springs on an annual basis. During the remainder of the first twenty-five (25) years of the Agreement, the Company pays one cent ($0.01 per gallon for the first five million (5,000,000) gallons of water drawn and three-fourth of one cent ($0.0075) for all gallonage thereafter, but not less than $65,000 per year regardless of the actual gallonage drawn, payable in monthly installments of $5,416. In event that drought or other conditions reduce the capacity of the springs, so that the springs cannot meet the minimum guarantee, the minimum guarantee shall be reduced in accordance with an agreed to formula. For the last fifteen years of the agreement, which expires October 31, 2035, the Agreement provides that the Company shall pay one and one-quarter cents ($0.0125) per gallon for the first five million (5,000,000) gallons and for gallons thereafter the Company shall pay one cent ($0.01) per gallon, with an annual minimum of $82,500, payable in monthly installments of $6,875. The Company is responsible for all maintenance and repairs, utilities, and capital improvement costs incurred in connection with the water collection facility, which includes storage tanks, a pump building, piping, and other related equipment necessary for and related to the harvesting of water from the springs. The Agreement also provides that the owner of springs may sell water from the springs under certain conditions, provided, however, that the charge per gallon sold shall not be less than the price per gallon paid by the Company, with such proceeds divided equally between the Company and the owner. The Company has an option of first refusal in the event that the owner enters into an agreement for the sale of all or a portion of the real property, which includes the springs located on the real property. Upon execution of a valid binding contract between the owner and a third party, which contract shall be made subject to the terms of the option, the owner shall provide the Company a copy of the contract and it shall have thirty (30) days from date of delivery or mailing within which to exercise its option by delivering to the owner a check in the amount of the contract deposit, in which event the owner and the Company shall be bound by the contract sale.

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending December 31,
2012	$16,248
2013	65,000
2014	65,000
2015	65,000
2016	65,000
Thereafter	1,421,667
$1,697,915

Note 12—Acquisition

On April 3, 2009, the Company acquired substantially all of the assets of A.T. Reynolds & Sons, Inc. (other than assets related to its home/office delivery business), a New York spring water company, which was at the time a debtor in possession under Chapter 11 of the US Bankruptcy Code (“Seller”). The purchase price paid by the Company was $2.050 million, consisting of $150,000 in cash and the assumption of $1.9 million of indebtedness of the Seller. The Company assumed a $1.9 million mortgage and recorded a gain on bargain purchase of the assets in the amount of $1,324,778.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 13—Litigation

On April 20, 2009, Dowser, LLC (“Dowser”) commenced action against the Company and Boreal Water, Inc., as defendants in the United States District Court for the Southern District of New York, alleging breach of contract arising out of the Company’s purchase of certain assets in the Chapter 11 Bankruptcy Case in Re A.T. Reynolds & Sons, Inc. Case No. 08-37739 (cgm), pending in the United States Bankruptcy Court, Southern District of New York, Poughkeepsie Division (“Reynolds Bankruptcy”). As alleged in its complaint, Dowser seeks alleged “actual and consequential damages in the amount to be determined at trial, but believe to exceed $3.5 million plus interest.

On June 12, 2009, the Company submitted its answer in the Dowser Action, denying liability and asserting various affirmative defenses, including, among other things, failure to condition precedent and the Bankruptcy Court Orders regarding the sale of the assets to the Company. The Company intends to vigorously defend the Dowser Action, whether in the District Court, or in the Poughkeepsie Bankruptcy Court. Management believes the lawsuit is without merit; however, the outcome of any litigation is inherently uncertain, and if decided adversely to the Company, the Company may be subject to liability that could have a material adverse affect on the Company’s financial position, liquidity, and results of operations.

One of the attorneys with the firm that has been defending the Company has been identified as a potential witness in the Dowser action and the law firm has withdrawn as counsel for the Company, with the Company’s knowledge and consent. The Company engaged new counsel on March 15, 2011. Certain depositions were provided in the fall of 2011. The parties to this action have now reached an out of court settlement and the Company has granted an exclusive master bottling rights to Dowser to bottle Leisure Time water in 3, 5, and 6 gallon refillable containers.

A “Summons with Notice” (but not a Complaint), naming BRWC, Mrs. Lavoie and Mr. Cortellazi, who was a Canadian citizen trying to buy controlling interest in the Company during 2011, as defendants, was filed on March 14, 2012 in the Sullivan County, New York Supreme Court (and later served on BRWC and Mrs. Lavoie) by counsel for plaintiffs (the proposed CEO and former Boreal employee, who were brought into the negotiations by Mr. Cortellazi, to assist him in his effort to buy controlling interest of the Company from Mrs. Lavoie). The index number of the court filing is 2012-676. The Company and Mrs. Lavoie have retained counsel.

A Complaint has since been served, seeking damages totaling $53,600 plus $15,000 in attorney’s fees, alleging violations of Article 11 of New York’s General Obligations Law. Defendants BRWC and Mrs. Lavoie have filed an Answer and Counterclaims, dated September 24, 2012. Counterclaims have been filed against Cortellazi, who has admitted his role in the scheme, and others for fraud, defamation and slander, and damages, including punitive damages and attorney’s fees.

The Company may be defendant in various suits and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these other suits and claims will have no material effect on the Company’s financial position, liquidity, or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY.

IN EVALUATING SUCH STATEMENTS, YOU SHOULD CONSIDER VARIOUS RISK FACTORS, INCLUDING BUT NOT LIMITED TO, THE INHERENT DIFFICULTY IN OPERATING A “GOING CONCERN;” THE EFFECT IF THERE WERE TO BE SIGNIFICANT CHANGES IN MANAGEMENT PERSONNEL; POTENTIAL PRODUCT LIABILITY ISSUES; DIFFICULTY IN MEETING COMPETITOR CHALLENGES SUCH AS THE INTRODUCTION OF NEW PRODUCTS; INCREASED RESEARCH AND DEVELOPMENT AND/OR EQUIPMENT ACQUISITION COSTS; CHANGES IN GENERAL ECONOMIC CONDITIONS AND/OR THE INDUSTRY IN WHICH THE COMPANY COMPETES; CHANGES IN THE QUALITY AND/OR SOURCES OF RAW MATERIALS; MAJOR GOVERNMENT REGULATION CHANGES AND/OR ISSUE(S); FLUCTUATIONS IN WORK FORCE QUALITY AND AVAILABILITY; LABOR DISRUPTIONS (SUCH AS RAW MATERIAL, CONTAINER MANUFACTURE, PRODUCT TRANSPORTATION STOPPAGES OR SLOWDOWNS); ANY OF WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

A.	RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

We are a calendar year corporation and report our financial information on both a quarterly and annual basis. Our management team is dedicated to building valuable, long-term relationships with existing and new customers. This dedication, developing and nurturing long-term relationships with our customers, old and new, drives our sales, marketing, customer service activities. We remain committed to providing our customers with a quality product, competitively priced, and delivered or made available for pickup on the dates specified in each sales order, because we recognize that long-term relationships are based on mutual trust between the supplier and the customer.

Comparison of three months ended September 30, 2012 to the three months ended September 30, 2011

The Company reported a net loss of $279,408 and $367,706 for the quarterly periods ended September 30, 2012 and 2011, respectively, a decrease in net loss of $88,298, or 24%. The details of this increase in net loss are discussed in the paragraphs below.

For the quarters ended September 30, 2012 and 2011, we reported sales of $779,031 and $841,381, a decrease of $62,350, or 7.4%. This decrease in sales is primarily attributable to a $148,455, $79,063, and $38,747 decrease in one gallon product sales, 3/5/6 gallon products, and the sales of pallets, respectively, partially offset by an increase in copacking sales of $197,381 and label sales of $4,253. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during the last month of the quarter ended September 30, 2012 in accordance with a legal settlement (See Settlement of Lawsuit). The increase in copacking sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) select price increases, which had a minimum impact on sales reported for the quarter ended September 30, 2012, (iii) improve our distribution network and (iv) aggressively grow our copacking and label business.

For the quarters ended September 30, 2012 and 2011, cost of sales and the gross profit percentages were 80% and 20%, respectively. There were no significant changes in the percentages and account totals that comprise cost of sales.

Selling and general administrative expenses decreased $119,139, or 28% to $304,912 for the quarterly period ended September 30, 2012 from $424,051 reported for the comparable period in 2011. As a percentage of sales, selling and general administrative expenses decreased to 39% for the quarter ended September 30, 2012 from 50% for the same period in 2011. Direct selling expenses increased $62,371, to $65, 503 in the quarterly period ended September 30, 2012 from $3,182 reported for the comparable period in 2011. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. This increase in direct selling expenses is attributable to the Company’s commitment to accelerating growth by aggressively marketing and promoting the Boreal brand. General administrative expenses increased $16,398, or 9%, to $189,553 for the three month period ended September 30, 2012 from $173,154 reported for the comparable period in 2011.

This $16,398 increase is primarily attributed to a $20,846, $2,807, $4,269, and $50,000 increase in insurance, bank fees, utilities and legal settlements, respectively, partially offset by a $10,603 and $42,800 decrease in office salaries and professional fees, respectively. The $50,000 represents the cost of a settlement relating to product purchases.

For the three month period ended September 30, 2012 and 2011, we reported interest expense of $27,595 and $20,045, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 8–9 to our financial statements for the nine month periods ended September 30, 2012 and 2011.

Other income totaled $4,222 and $2,600 for the three month periods ended September 30, 2012 and 2011, respectively, an increase of $1,622, which resulted primarily from a $1,622 gain on the sale of equipment.

For the three month periods ended September 30, 2012 and 2011, the Company did not pay any federal income taxes.

Comparison of nine months ended September 30, 2012 to the nine months ended September 30, 2011

The Company reported a net loss of $612,453 and $678,424 for the nine month periods ended September 30, 2012 and 2011, respectively, a decrease in net loss of $65,971, or 10%. The details of this increase in net loss are discussed in the paragraphs below.

For the nine months ended September 30, 2012 and 2011, we reported sales of $2,127,259 and $2,163,312, a decrease of $36,053, or .02%. This decrease in sales is primarily attributable to a $176,176, 136,376, 8,523, 11,598 and a $78,826 decrease in one gallon product sales, 3/5/6 gallon products, transportation sales, house brand and the sales of pallets, respectively, partially offset by an increase in copacking sales of $322,171 and label sales of $43,682. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during September 30, 2012 in accordance with a legal settlement (See Settlement of Lawsuit). The increase in copacking sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) select price increases, (iii) improve our distribution network and (iv) aggressively grow our copacking and label business,

For the nine months ended September 30, 2012 and 2011, cost of sales and the gross profit percentages were 70% and 78% and 30% and 22%, respectively. The increase in gross profit resulted from a 6% and 39% decrease in direct manufacturing expenses and delivery expenses, respectively, partially offset by an increase of 18% in indirect manufacturing expenses. As a percentage of sales, direct manufacturing expenses increased to 57% from 52%, delivery expenses decreased to 8% from 13%, and indirect manufacturing costs increased to 13% from 11%.

Selling and general administrative expenses increased $76,004, or 10% to $834,520 for the nine month period ended September 30, 2012 from $758,516 reported for the comparable period in 2011. As a percentage of sales, selling and general administrative expenses increased to 39% for the nine months ended September 30, 2012 from 35% for the same period in 2011. Direct selling expenses increased $43,791, or 74%, to $102,780 in the nine months ended September 30, 2012 from $58,989 reported for the comparable period in 2011. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. This increase in direct selling expenses is attributable to the Company’s commitment to accelerating growth by aggressively marketing and promoting the Boreal brand. General administrative expenses increased $118,037, or 26%, to $566,205 for the nine months ended September 30, 2012 from $448,168 reported for the comparable period in 2011. This $118,037 increase is primarily attributed to a $39,000, $30,152, $31,183, and $75,000 increase in stock compensation expense, insurance, professional fees, and legal settlements, respectively, partially offset by a $22,953, $9,611, $7,490, and $16,332 decrease in compensation expenses, other administrative expenses, utilities, and late fees, respectively. The increase in professional fees represents legal costs incurred in connection with lawsuits and settlements. The $75,000 represents the cost of a settlement relating to product purchases. The increase in stock compensation expense results from the issuance of 3.0 million shares to employees as a bonus.

For the nine months ended September 30, 2012 2011, we reported interest expense of $84,434 and $70,286, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 8-9 to our financial statements for the nine month periods ended September 30, 2012 and 2011.

Other income totaled $8,367 and $7,600 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $767, which resulted primarily from a decrease in gain on the sale of equipment.

For the nine months ended September 30, 2012 and 2011, the Company did not pay any federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $2,481,361. Liquid assets at September 30, 2012 consisted primarily of cash and cash equivalents of $27,162. Current liabilities of $2,916,755 exceeded current assets by $2,395,128. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash decreased $41,183 to $27,162 at September 30, 2012, as compared to $68,345 at December 31, 2011, which results from the following:

Net loss	$(612,453)

Adjustments to reconcile net loss to net cash	384,987

Changes in operating assets and liabilities	8,980

Net cash used by operating activities	(218,486)

Investing activities	(8,948)

Financing activities	186,251

Net decrease in cash	$(41,183)

Cash used by our operating activities for the nine months ended September 30, 2012 was approximately $218,486, comprised of a net loss of $612,453, noncash reconciling adjustments of $384,987, changes in operating assets and liabilities of $8,980. Noncash reconciling adjustments include stock-based compensation of $30,000, stock issued for services of $32,000, and depreciation and amortization of $331,440.

The $8,980 change in operating assets and liabilities is primarily attributable to a decrease in security deposits of $25,340 and a decrease in accounts payable and accrued expenses of $197,363, partially offset by an increase in accounts receivable of $32,609, an increase in inventory of 161,480, an increase in prepaid expenses of $7,342, and a decrease in deferred revenue of $12,292.

Cash used in investing activities of $8,948 resulted from the purchase of equipment for $11,948, partially offset by the proceeds of the sale of an asset of $3,000.

Cash provided by financing activities was approximately $186,251, comprised of advances from related parties of $106,111, proceeds from sale of common shares of $185,000, payments against loan payable obligation for property taxes of $63,335, payments on equipment loan of 40,000 and purchase of treasury shares of $1,525.

On April 3, 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest is based on 90-day Libor at 4.00%. The $1.9 million mortgage is personally guaranteed by the Company’s chief executive officer. The balance due against this mortgage at December 31, 2011 was $1,840,000. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012.

The Company is presently negotiating with a finance company to pay back the mortgage that is due to Wells Fargo Bank. This mortgage was assumed when the Company purchased A.T. Reynolds from the Bankruptcy Court in April 2009. There is no guarantee or assurance we will be able to close this particular, or any other, loan arrangement to repay our current mortgage with Wells Fargo Bank.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Currently, we have a minimum cash balance available for the payment of ongoing operating expenses, and our operations is not providing a source of funds from revenues sufficient to cover our operational costs to allow it to continue as a going concern. The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of our common stock or issuance of debt securities, which would enable the us to carry out our business plan.

The company currently is consuming cash reserves at the rate of approximately $15,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At September 30, 2012, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at September 30, 2012.

Critical Accounting Policies and Procedures and Recent Accounting Pronouncements

The Company’s critical accounting policies and procedures and recent accounting pronouncements are set forth in the Notes to our Financial Statements.

Off-Balance Sheet Arrangements

None

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not invest in market risk sensitive instruments. At times, the Company's cash equivalents consist of overnight deposits with banks and money market accounts.  The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

Item 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The “Dowser Action:”

On April 20, 2009, Dowser, LLC (“Dowser”) commenced an action against the Company, as defendants in the United States District Court for the Southern District of New York, alleging breach of contract arising out of the Company’s purchase of certain assets in the Chapter 11 Bankruptcy Case in Re A.T. Reynolds & Sons, Inc. Case No. 08-37739 (cgm), pending in the United States Bankruptcy Court, Southern District of New York, Poughkeepsie Division (“Reynolds Bankruptcy”). As alleged in its complaint, Dowser sought alleged “actual and consequential damages in the amount to be determined at trial, but believe to exceed $3.5 million plus interest; primarily in the sale of the “Home and Office Division” (“HOD”) by BRWC to another company.

On June 12, 2009, the Company submitted its answer in the Dowser Action, denying liability and asserting various affirmative defenses, including, among other things, failure to condition precedent and the Bankruptcy Court Orders regarding the sale of the assets to the Company. The Bankruptcy Court had granted approval for the Company to sell the HOD to another company.

One of the attorneys with the firm that has been defending the Company has been identified as a potential witness in the Dowser action and the law firm has withdrawn as counsel for the Company, with the Company’s knowledge and consent. The Company engaged new counsel on March 15, 2011. Certain depositions were provided in the fall of 2011 and the spring of 2012.

The parties to this action have now reached an out of court settlement and the Company has granted an exclusive master bottling rights to Dowser to bottle Leisure Time water in 3, 5, and 6 gallon refillable containers.

The “Cortellazi, et al Matter:”

In another matter; Boreal Water Collection, Inc. (“company” or “BRWC”) and Mrs. Francine Lavoie, CEO and controlling shareholder of the company, received multiple offers for the purchase of her shares in 2011. Mr. Andrea Cortellazi (“Cortellazi”) made three such offers in succession; first through a company known as “Kochi,” then personally, and finally on or about May 17, 2011 from a company named Monticello Water Company (“Monticello”).

Cortellazi brought 2 gentlemen on board to assist in his buy-out bid (“proposed management”). One was proposed as CEO (to replace Mrs. Lavoie) and the other was a former member of BRWC management. Cortellazi stated to Mrs. Lavoie that financing for the buy-out could not proceed with Mrs. Lavoie remaining as management of the company. They also stated that she should open a new Boreal bank account with Cortellazi as signatory (to receive buy out investment funds) (“Cortellazi BRWC account”). Mrs. Lavoie agreed to this new account with an understanding that it would not be used until the buy-out transaction was completed. Mrs. Lavoie resigned, but only with the understanding the transaction would close within a week’s time and would include the transfer of her personal guarantee of the company’s bank credit line to Cortellazi. Eventually, it was determined that Mr. Cortellazi was using the account without authority, allegedly converting invested funds for his personal use, including funds invested by the 2 individuals brought in as part of the alleged buy-out scheme.

Mrs. Lavoie was restored as the President, CEO and sole Director of the company. She then received demands and threatened legal action from Cortellazi’s proposed management stating that BRWC owed money in NSF checks issued from the Cortellazi BRWC account.

A “Summons with Notice” (but not a Complaint), naming BRWC, Mrs. Lavoie and Mr. Cortellazi, who was a Canadian citizen trying to buy controlling interest in the Company during 2011, as defendants, was filed on March 14, 2012 in the Sullivan County, New York Supreme Court (and later served on BRWC and Mrs. Lavoie) by counsel for plaintiffs (the proposed CEO and former Boreal employee, who were brought into the negotiations by Mr. Cortellazi, to assist him in his effort to buy controlling interest of the Company from Mrs. Lavoie). The index number of the court filing is 2012-676. The Company and Mrs. Lavoie have retained counsel.

A Complaint has since been served, seeking damages totaling $53,600 plus $15,000 in attorney’s fees, alleging violations of Article 11 of New York’s General Obligations Law. Defendants BRWC and Mrs. Lavoie have filed an Answer and Counterclaims, dated September 24, 2012. Counterclaims have been filed against Cortellazi, who has admitted his role in the scheme, and others for fraud, defamation and slander, and damages, including punitive damages and attorney’s fees.

The Company may be a defendant in various suits and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these other suits and claims, if any, will not likely materially affect the Company’s financial position, liquidity, or results of operations.

ITEM 1A.    RISK FACTORS.

We have elected to be treated as an Emerging Growth Company (EGC) for all purposes under Section 107(a) of the Jobs Act.  Accordingly, we will not be providing risk factors in this 10-Q report.

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES.

The following shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On March 3, 2011, the Company issued 3,000,000 shares of its $0.001 par value common stock in settlement of a debt obligation.

On April 25, 2011, the Company issued 5,000,000 shares of its $0.001 par value common stock in settlement of a debt obligation.

On May 9, 2011, the Company issued 3.4 million shares of its $0.001 par value common stock to its employees as bonuses. We valued these shares at $0.05 per share.

On May 10, 2011, the Company issued 10.0 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $143,575.

On May 10, 2011, the Company issued 5,331,494 shares of its $0.001 par value common stock to its president and CEO in settlement of unpaid wages. We valued these shares at $0.01 per share.

On May 23, 2011, the Company issued 5,952,500 shares of its $0.001 par value common stock in settlement of a debt obligation.

On September 1, 2011, the Company issued 10,766,700 shares of its $0 .001 par value common stock in settlement of a debt obligation.

On December 5, 2011, the Company issued 300,000 shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On January 23, 2012, The Company issued 3.0 million shares of its $0.001 par value common stock to its employees as bonuses. We valued these shares at $0.01 per share.

On January 23, 2012, the Company issued 1.8 million shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On February 2, 2012, the Company paid $1,525, or $0.01525 per share, to purchase 100,000 of its $0.001 par value common stock as treasury shares.

On May 1, 2012, the Company issued 955,556 shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On May 7, 2012, the Company issued 1.5 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $30,000.

On June 11, 2012, the Company issued 500,000 shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share.

On July 12, 2012, the Company issued 6.5 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $90,000.

Item 3.

Defaults Upon Senior Securities

NONE

Item 4.

Mine Safety Disclosures

Not applicable

Item 5.

Other Information

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Item 6.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Scheme
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	President and Chief Executive Officer
Date:	December 20, 2012

