Form 10-Q/A
period 2012-09-30
Boreal Water Collection Inc.
filed 2013-04-16
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1

EXPLANATORY NOTE

This Amendment Form 10-Q for the period September 30, 2012, filed with the SEC on December 20, 2012, is being filed by Boreal Water Collection, Inc. solely to furnish accurate Certifications.

Item 6.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	President and Chief Executive Officer
Date:	April 15, 2013

3