Form 10-K
period 2012-12-31
Boreal Water Collection Inc.
filed 2013-04-16
CIK 1538333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. __________

BOREAL WATER COLLECTION, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0453421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Boreal Water Collection, Inc.
4496 State Road 42 North
Kiamesha Lake, NY	12751
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 845-794-0400

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock ($__________ par value)	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one)

Large Accelerated Filer ☐	Accelerated Filer	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2012 was approximately $1,000,000.

The number of shares of the Registrant’s common stock outstanding on April 15, 2013 was 310,158,889.

FORM 10-K
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Such statements contain words such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning: projections of future results of operations or financial condition; expectations regarding our operations; and expectations of the continued availability of capital resources. Any forward-looking statement necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•	The recession, and in particular the economic downturn in our market areas, has adversely affected our business. We expect our business will continue to be adversely affected by the economic downturn.

•	We have substantial debt outstanding. Our debt service requirements may adversely affect our operations and ability to compete.

•	We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors that are beyond our control.

•	We may experience a loss of market share due to intense competition.

PART I

ITEM 1. BUSINESS.

Overview

Boreal Water Collection, Inc. (“Boreal” or the “Company”) was incorporated in the State of Nevada on August 21, 2001. The Company is trading on the OTC (www.otcmarkets.com), level “OTCQB” under the symbol (BRWC). Please check us out at http://www.otcmarkets.com/stock/BRWC/quote.

The Company has operated under various names since incorporation, most recently Canadian Blue Gold, Inc. from October 2007 to March 2008, when the name was changed to Boreal Water Collection, Inc.

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc., operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York. The Company is a personalized bottled water company specializing in premium custom bottled water, as a contract packer of bottled water focused on value-added products and services. The Company currently offers three types of water: spring water, distilled water, enhanced water, which is customized with minerals, oxygen, and fluoride, and a fourth type to be added, sparkling water. The Company was originally founded in 1884.

Currently, we have two Officers. Mrs. Francine Lavoie is Chairman, President, CEO and Secretary. Mr. Christopher Umecki is Vice President of Operations. Mrs. Lavoie is our sole Director.

The Company has its principal executive offices at 4496 State Road 42 North Kiamesha Lake, NY 12751. The telephone number for our executive offices is 845-794-0400. Boreal Water Collection’s internet address is www.borealwater.com and we expect to maintain the website after the Effective Date. Our common stock is quoted on www.otcmarkets.com (secondary market); BRWC.

Narrative Description of Business of Boreal Water Collection

Founded in 1884 with headquarters in Kiamesha Lake, NY, Leisure Time Spring Water was acquired by Boreal Water Collection Inc. (the “Company,” “Boreal Water Collection,” “Boreal,” “BRWC,” “us,” “we”), which is a contract packer of bottled water focused on value-added products/services.

Boreal Water Collection is a personalized bottled water corporation, specialized in providing premium custom bottled water for your company and customers. Whether it is for publicity, promotion, marketing, internal use or a specific event, Boreal is a one-stop shop. We offer turnkey service, with prize-winning Boreal private label water (ITQI for Boreal Water by the International Taste Quality Institute in Belgium 2012), made-to-order labeling, distinctive water containers and fully integrated services literally from the ground up. Based on our observations of the specialty bottled water industry and experience gained over the years, in the opinion of management, our production technology and our creative personnel are among the brightest and best in the industry. Boreal wishes to develop the most extensive distribution network in North America and warehouses across Canada and the United States. Unlike other bottled water companies, Boreal also has exclusive access to two springs, one an award-winning source (ITQI for Saint-Elie water by the International Taste Quality Institute in Belgium 2007, 2008 and 2009), deep in Canada and the other in the prestigious Catskills Mountains in New York. Boreal has exclusive unlimited access (40 year contract dated on November 1, 1995) to Alpine spring water and has access to 225,000,000 liters per year of Saint-Elie spring water as per a permit from the Quebec Ministry of Agriculture.

Distinct value proposition: Unlike most contract packers, BRWC can process a full range of water and bottle types. BRWC is one of the few focused on an attractive niche. Our “niche” is the premium private label specialty market (“Premium Bottled Water Industry”), wherein the customer’s name is placed on the bottle label and not the manufacturer’s (our) name. For example, we would pack water for a resort hotel or a premium, local bottling company. The bottle would have the name of the hotel on it and would have a higher price than a bottle of “national brand” bottled water purchased at a grocery store, for example; Dasani brand owned by Coca Cola.

Location: BRWC’s facility is 90 miles away from New York City in the famous Catskills Mountains and only 17 miles from Alpine Springs, the source of our natural spring water.

•    Strong customer base, good customer relationships: With our affiliated company Les Sources Saint-Elie Inc. in Quebec, Canada, BRWC’s emphasis on customization and quality has earned us what we believe to be a good reputation over the years.

We pack for a number of high-profile brands. Our Customers are a well-diversified mix of beverage and other companies and represent a variety of retail channels and include retailers and large water marketers.

•    Successful turnaround positions: Management believes BRWC is well positioned for future growth and pushing the company closer to fulfilling our mission to become one of North America’s leading producers of high-end private label bottled water.

Key elements of the turnaround included capital expenditures for new equipment, enhanced customer service, focusing on the non-commoditized business, and improving employee and vendor relations. We have plans to improve our bottling capabilities as well.

Saint-Elie is an affiliated company of BRWC. Affiliated companies are generally defined as those entities having shared management, common owners and/or shared ownership interests in other entities. This affiliation is based on the commonality of management and ownership of both companies. Mrs. Lavoie is President, CEO and the sole member of the Board of Directors of both companies. Mrs. Lavoie owns 75% of Boreal and 100% of a Canadian holding company known as 3090-8925 Quebec Inc. that, in turn, owns 90% of Saint-Elie.

We have an ongoing licensing/exclusive distribution agreement with Saint-Elie. Our first agreement was dated December 17, 2007. It was amended on June 18, 2008 and then both agreements were replaced by the current “Revised Licensing Agreement” dated June 26, 2009 (“distribution agreement” - an exhibit to this Registration Statement). The distribution agreement has a term of 5 years, with automatic one year extensions thereafter. Generally, the distribution agreement is an exclusive distribution and branding agreement for Saint-Elie products in the United States (and its possessions). The distribution agreement flat fee is $1 million (U.S.) (“flat fee”). Saint-Elie is also paid 5% of sublicensing fees and was issued 22 million shares of restricted BRWC common stock. Boreal is responsible for its own bottling, packaging, delivery and sub-marketing arrangements and expenses. BRWC co-pack one large customer for Saint-Elie because BRWC can produce distilled water and Saint-Elie does not. Saint-Elie co-packs for a few customers of BRWC; Saint-Elie produces sparkling water and BRWC do not.

Why customers choose BRWC: Value-added products and services. We believe the following factors come into play:

•    Reputation: History of reliability, flexibility, and specialized packaging capability.

•    Location: Close to natural spring water, good transportation corridors, good population centers.

•    Flexibility and a variety of packaging and product options: Ability to fill unique bottle shapes and sizes (while most high-speed lines use only a limited bottle selection). Ability to bottle value-added water, i.e., vapor distilled water with electrolytes and/or vitamins and minerals. Customers requiring unique bottles/packaging tend to be higher margin because the product is sold at higher price points at both the retail and wholesale levels than “generic,” commoditized bottled water.

With exclusive exploitation rights (40 year contract dated on Nov 1, 1995), Boreal has the right to draw 225,000,000 liters of spring water per year as per a permit from the Quebec Ministry of Environment (please see EXHIBITS).

The nature of products or services offered.

Principal products or services, and their markets:

•    BRWC currently offers three types of water: Spring water, distilled water; enhanced water which is customized with minerals, oxygen, and fluoride, and a fourth type being added will be Sparkling water (upon obtaining necessary financing).

•    Bottles can be branded with clear – rather than more conventional paper – labels, which creates a clean, refreshing look; paper labels available, too.

•    Customer-specific packaging: Cases or trays, registered film, different caps, etc.

•    Customers may specify different formulations of water (different minerals, etc.).

•    Smaller custom production runs are possible; minimum order size is relatively low (one truckload).

•    We believe we supply responsive, customized solutions for each customer. Understanding that unique appearance of product may drive customer interest and loyalty and enable the customer to compete less on price and more on a premium quality product.

The bottled water industry is one of long and sustained growth, with sales and volume increases far outpacing the beverage industry for the last 20 years. Above-average growth rates of 6%-9% should continue in coming years, making bottled water a $10.59 Billion (US) market in the United States in 2009 (according to Beverage Marketing Corporation)

•    Key players in the industry include Coca Cola (Dasani and Glaceau), PepsiCo (Aquafina), Nestle Waters North America (Nestle Pure, Poland Spring, and various regional brands), and Danone (Dannon Spring).

The industry has grown along 2 divergent paths, one focused on low-margin, undifferentiated, commoditized product and the other centered on innovative packaging, labeling and marketing (the Premium Bottled Water Industry; our niche). We believe the evidence shows BRWC is well positioned to benefit from this latter trend.

Distribution methods of the products or services;

•    BRWC has our own sales force and in house consultant to direct customers into their choice of a private label program. Our sales staff attends tradeshows to meet new customers. Our sales staff also arranges for the delivery of products to our customers.

•    Bottles: A full range of sizes are available, from 8 ounces to 5 gallons. BRWC has many styles of bottles with many shapes so that the customers can select from a variety of styles, colors and shapes.

•    We now offer “Eco-Pure”, a biodegradable bottle which was introduced at the 2009 PLMA Trade show in Chicago, IL. BRWC gives this choice of bottle material so that the environmentally conscientious customers are satisfied.

•    BRWC now offers “Revert,” an oxo-degradable bottle and also offers “R-PET,” recycled Polyethylene terephthalate (“PET”). BRWC also offers these bottle materials as a good option to reducing the use of plastic.

•    Bottles may be ordered by BRWC or by the customer from the bottle makers. In either case, the customer is not confined to industry-standard bottles as we have our own designs of bottles.

•    Our customers can choose from a wide variety of bottles and packaging.

•    Labels: BRWC offers many types of labels materials and designs: Clear labels, Bi-axially oriented polypropylene (“BOPP”) or standard paper labels in either Pressure sensitive or Cut and stack are offered.

•    Packaging: BRWC packages products to suit customers’ needs. Packaging has included a variety of trays and cases, caps, registered film, etc.

•    Shipping: We use commercial common carriers to deliver to our customers.

Status of any publicly announced new product or service:

The Company’s 75,000 square foot facility has 3 flexible Polyethylene terephthalate (“PET”) lines, a 1 & 2.5 gallon line, and a 5-gallon line. Our PET lines are unique in that they can accommodate various bottle sizes, labels, and production runs. When investment or operationally supplied funds are available, BRWC intends to install two new lines in the near future, one being a sparkling water bottling line and the second one being a glass bottling line.

As mentioned, BRWC now offers “Eco-Pure,” a bio-degradable bottle which was introduced at the 2009 Private Label Manufacturers Association (“PLMA”) Trade Show in Chicago, IL.

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition:

•    While many bottlers will place custom printed paper labels on blown bottles, the Company is not aware of any contract packers that offer our full range of products and services.

•    Distinct value proposition: We believe variety and uniqueness are the cornerstones of BRWC’s value proposition. Unlike most contract packers, BRWC can process a full range of water and bottle types and our creative staff can address our customers’ private labeling needs.

•    Location: BRWC’s facility is 90 miles away from New York City in the famous Catskills Mountains and only 17 miles from Alpine Springs, the source of our natural spring water. Most competitors in this class are smaller in scale and at a competitive disadvantage in the markets BRWC currently serves due to a more limited range of services and geographical location. (For bottlers in other geographies, freight costs may make shipping to BRWC’s coverage area prohibitive.).

•    We do not view traditional high-speed contract bottlers (primarily “national brands” offering standard bottles) as direct competition. Bottling on high-speed lines tends to cost less but is also undifferentiated, which is part of the reason that prices for this type of bottled water have been falling. Compared to Boreal Water Collection’s competition class, a cheaper product does not always guarantee a higher margin.

•    BRWC conducts our business with customers largely through purchase orders. Occasionally we have “co packing” arrangements with some major customers. We have three pricing methods:

(1)    Fee based: BRWC charges co-pack fee; customer provides materials.

(2)    Material and fee: BRWC purchases materials for customers and charges cost of materials plus a fee.

(3)    Finished case basis: BRWC commits to a price for each finished case delivered to the customer.

Sources and availability of raw materials and the names of principal suppliers:

•    Spring Water: The Company purchases spring water from Alpine Farms, Inc. under a 40-year purchase agreement dated November 1, 1995 and modified April 28, 2000. The agreement provides for the sole and exclusive right to draw water from the source and sell spring water to third parties. The spring is located 17 miles from the bottling facility. At the source, the spring water flows underground and is naturally filtered through the stratum. The entire system is designed to ensure that this pure spring water remains natural and unadulterated. Water is then transported by our employees and company tank trucks to BRWC’s bottling plant in Kiamesha Lake, where it is passed through a series of multimedia particulate filters to remove any sediment. After treating the water with ozone, an oxygen molecule used to ensure sanitation, the water is then bottled with its natural mineral content intact.

•    Distilled Water: BRWC has two private wells on-site, which provide water that is passed through a series of multimedia particulate, and activated carbon filters, to remove chlorine, phenols, taste, odor compounds and organic minerals. The water is then distilled in a vapor compression steam unit. All dissolved minerals are left behind as the water is vaporized and condensed in a stainless steel still, which yields high purity finished water. After filtration and ozonation, the product is promptly bottled.

•    Enhanced Water: BRWC offers customers the option of enhancing their Private label water by adding minerals, oxygen, and even fluoride. This process is usually done after the distillation process; our quality control (“QC”) specialist carefully measures out the various additives per customer request and adds these to the customer’s specific batch before bottling.

•    Sparkling Water: BRWC is looking to add a sparkling water line to our plant in Kiamesha Lake to appeal to a wider customer base. Sparkling water is currently available at BRWC’s sister (“affiliate”) company, Saint-Elie in Canada.

No Dependence on one or a few major customers:

We do not rely or depend on one or only a few major customers. However, this has not always been the case. For the nine months ended September 30, 2012 and 2011, we reported sales of $2,127,259 and $2,163,312, a decrease of $36,053, or .02%. This decrease in sales is primarily attributable to a decrease in one gallon product sales, 3/5/6 gallon products, transportation sales, house brand and the sales of pallets, respectively, partially offset by an increase in copacking sales of $322,171 and label sales of $43,682. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during September 30, 2012 in accordance with a legal settlement (See Settlement of Lawsuit).

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including their duration:

BRWC owns a license from Les Sources Saint-Elie Inc. in Canada, for the exclusive rights for the United States to distribute Saint-Elie brand, for the use of its proprietary bottle designs and proprietary know-how of the private labeling business. BRWC owns the registered trademarks ‘Leisure Time Spring Water’ and ‘Boreal Water’.

Need for any government approval of principal products or services and the status of any requested government approvals.

BRWC has all the necessary State of New York (Department of Health), Food and Federal Drug Administration (FDA) and the Quebec Ministry of Environment required government approvals.

PRODUCT LIABILITY

By designing and manufacturing a reliable, high quality product, the Company will minimize, but not eliminate, the possibility and occurrence of defective products.

The Company has incorporated preventive measures aimed at reducing its potential exposure to liability risk. The product development and manufacturing program includes high product reliability standards meant to result in high mean times between failures (“MTBF”). The Company plans to achieve a high MTBF factor by pursuing strict quality control procedures.

The manufacturing and marketing of the Company's products, incorporating new technology and processes, has an inherent risk. No one can be sure how each product will be constituted over time and under various conditions of actual consumption. Even if the products are successfully bottled and marketed, the occurrence of product liability, or retraction of market acceptance due to the failure of the product to meet expectations could prevent the Company from ever becoming profitable. Development of new technologies for manufacture (bottling; product composition) is frequently subject to unforeseen expenses, difficulties and complications, and in some cases cannot be accomplished. In the opinion of Management, our water products and bottling, as designed, have many positive attributes, but such attributes must be balanced against field operating experience and unknown technological changes.

Financial Information

The sole source of Boreal Water Collection’s revenue and income is our water bottling and sales activity. The following table sets forth our total gross revenues and net losses reported by the Company for the years ended December 31, 2011 and 2012.

Accounting	Gross	Net
Period	Revenues	Losses
Year ended December 31, 2011	$2,658,608	$(1,278,827)
Year ended December 31, 2012	$2,680,429	$(822,902)

Please refer to “Item 15. Financial Statements and Exhibits—Boreal Water Collection, Inc. Financial Statements” included in this Registration Statement.

Please note that we have elected not to supply summary financial information for the Company pre-dating our 2010 fiscal year. Note 6 of our audited Financial Statements for fiscal years 2011 and 2010 states in part:

“In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest is based on 90-day Libor at 4.00%. The $1.9 million mortgage is personally guaranteed by the Company’s Chief Executive Officer. The balance due against this mortgage at December 31, 2011 was $1,840,000. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012.

The Company is presently negotiating with a finance company to pay back the mortgage that is due to Wells Fargo Bank. This mortgage was assumed when the Company purchased A.T. Reynolds from the Bankruptcy Court in April 2009. The proposed offer includes a non-recourse loan of 70% of the current fair market value of the subject real property, a first mortgage on the property, 5 to 10 year term with a 25 year amortization. There is no guarantee or assurance we will be able to close this particular, or any other, loan arrangement to repay our current mortgage with Wells Fargo Bank.

Competition

The bottled water industry is one of long and sustained growth, with sales and volume increases far outpacing the beverage industry for the last 20 years. According to the Alexandria, VA-based International Bottled Water Association (in a press release dated May 21, 2012), United States per-capita consumption of bottle water was up 3.2% in 2011, with every American now drinking an average of 29.2 gallons of bottled water annually. During the same period, global consumption of bottled water rose by 4.1%.

•    Key players in the industry include Coca Cola (Dasani and Glaceau), PepsiCo (Aquafina), Nestle Waters North America (Nestle Pure, Poland Spring, and various regional brands), and Danone (Dannon Spring).

Boreal faces two main classes of competition, neither of which rivals the flexible, customizable product and service mix that the Company offers. BRWC does not have a significant competitive environment in our niche (the Premium Bottled Water Industry) and does not currently experience much, if any, competitive pressure. However, it should be pointed out that marketing plans of others can change at any time and there is always the possibility that competitors may decide to offer contract packing competitive with our products and services. Our competitors can also attempt to change the market perception by differing types of promotional activities and/or launch divisions competing more directly with us.

Intellectual Property

Boreal Water Collection uses a variety of trade names, service marks and trademarks (collectively, the “Marks”) in its operations and believes that we have or will have all licenses for the third-party Marks necessary to conduct our continuing operations following the Registration Effective Date. BRWC owns a license from Les Sources Saint-Elie Inc. in Canada, for the exclusive rights for the United States to distribute Saint-Elie brand, for the use of its proprietary bottle designs and proprietary know-how of the private labeling business. BRWC owns the registered trademarks ‘Leisure Time Spring Water’ and ‘Boreal Water’.

Management

The Company is managed by a Board of Directors. Currently we have one member on our Board of Directors, Mrs. Francine Lavoie. Our Director has been selected due to, among other things, her experience and expertise in the bottled water industry and other business ventures. Mrs. Lavoie is also our majority shareholder. We have no current plans to add members to our Board of Directors. However, should we do so, membership on the Board of Directors is not expected to require the full professional time of the individuals serving on the board. As such, the members of the Company’s Board of Directors may, from time to time, be engaged in other business endeavors, including but not limited to those business endeavors in which they are currently involved, aside from their commitments to the Company or Boreal Water Collection. Mrs. Lavoie is not currently involved in other businesses that are in direct competition with the Company. See “Item 10. Management and Executive Officers” for details on the member of our Board of Directors and certain of her past and present business endeavors. There are no compensation plans or benefit packages established or currently planned for management.

Costs and effects of compliance with environmental laws (federal, state and local):

1.    CUSTOMER STANDARDS:  We always strive to live up to our customers’ expectations. BRWC’s customers require regular inspections of BRWC’s operations, which are performed by customers or by third-party auditors, i.e., AIB International (“AIB”) and National Science Foundation International (“NSF”).

2.    FEDERAL REGULATIONS:  Bottled water is fully regulated as a packaged food product by the US Food and Drug Administration (“FDA”). As such, bottled water companies must adhere to FDA’s Standard of Quality, labeling standards and Good Manufacturing Practices (“GMPs”).

3.    STATE STANDARDS:  In addition to FDA’s extensive regulatory requirements, the bottled water industry is subject to state regulatory requirements. State governments typically sample, analyze and approve water sources. Under the federal GMPs, only approved water sources can be used to supply a bottling plant. Many states also require bottled water plants to be registered with the state and comply with their specific requirements. States also certify testing laboratories. As with any food production establishment, states can perform unannounced plant inspections. Some states perform annual inspections.

4.    INDUSTRY STANDARDS:  In addition to the federal and state standards for bottled water, International Bottled Water Association (“IBWA”) members are subject to another level of oversight through the IBWA Model Code, which in several cases contains standards that are stricter than FDA, state or public drinking water standards. As a condition of membership, bottlers must submit to an annual, unannounced plant inspection administered by an independent, internationally recognized third-party inspection organization. This inspection audits quality and testing records, reviews all areas of plant operation from source to finished product, and checks compliance with FDA’s Standard of Quality, GMPs, principles of the Hazard Analysis and Critical Control Points (“HACCP”) management system and any state regulation. At this time BRWC is not member of the IBWA but intends to become member in 2012.

Employees

Company presently has 18 full time employees and is running solely on a day shift time schedule. The Company is presently evaluating plans to increase production with a second shift to our present operation schedule due to our increased sales volume.

Regulation and Licensing

BRWC has all the necessary State of New York (Department of Health), Food and Federal Drug Administration (FDA) and the Quebec Ministry of Environment required government approvals.

ITEM 2. PROPERTIES.

Boreal Water’s Bottling facility and bottling capabilities are flexible and can service a broad range of customers of all sizes, fulfilling their specialized water and packaging needs.

Size: BRWC occupies approximately 75,000 square feet, at 4496 State Road 42N, Kiamesha Lake, NY 12751. 55,000 square feet of this space is used for manufacturing purposes.

Facility Enhancements: Subject to the availability of financing, BRWC is currently planning to install a glass bottling line and a sparkling water line.

ITEM 3. LEGAL PROCEEDINGS.

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

A “Summons with Notice” (but not a Complaint), naming BRWC, Mrs. Lavoie and Cortellazi as defendants, was filed on March 14th, 2012 in the Sullivan County, New York Supreme Court (and later served on BRWC and Mrs. Lavoie) by counsel for plaintiffs (the proposed CEO and former Boreal employee). The index number of the court filing is 2012-676. The Company and Mrs. Lavoie have retained counsel. A Complaint has since been served, seeking damages totaling $53,600 plus $15,000 in attorney’s fees, alleging violations of Article 11 of New York’s General Obligations Law. Plaintiffs are identified as Michael Gambino and Alan Silverstein. Defendants BRWC and Mrs. Lavoie have filed an Answer and Counterclaims, dated September 24, 2012. Counterclaims have been filed against Cortellazi, who has basically admitted his role in the scheme as part of an out of court settlement, as well as Gambino and Silverstein for fraud, defamation and slander, and damages, including punitive damages and attorney’s fees.

A preliminary conference was held with the Judge on February 13, 2013.  A discovery schedule was entered into.  All paper discovery is due by April 3, 2013.  All depositions of parties by May 29th, and all non-party depositions by June 20th.  The parties are to appear for a compliance conference by June 27th, 2013.

The Company may be a defendant in various suits and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these other suits and claims, if any, will not likely materially affect the Company’s financial position, liquidity, or results of operations.

ITEM 4. Mine Safety Disclosures.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is traded under the symbol BRWC on www.otcmarkets.com.

(b) Holders

Period end date; December 31, 2012.

(i)	Number of shares authorized;
600,000,000.
(ii)	Number of shares outstanding;
310,158,907
(iii)	Freely tradable shares (public float);
59,312,315
(iv)	Total number of beneficial shareholders
Francine Lavoie is the only beneficial shareholder.
(v)	Total number of shareholders on record;
997 shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A.	RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Comparison of year ended December 31, 2012 to year ended December 31, 2011

For the years ended December 31, 2012 and 2011, we reported sales of $2,680,429 and $2,658,608, an increase of $21,821, or .008%. The increase is attributable to an increase in copacking sales of $482,844 and label sales of $54,491, partially offset by decreases of $559,156 in in one gallon product sales, 3/5/6 gallon products, transportation sales, house brand and the sales of pallets. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during September 30, 2012 in accordance with a legal settlement (See Settlement of Lawsuit). The increase in copacking sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) select price increases, (iii) improve our distribution network and (iv) aggressively grow our copacking and label business,

For the years ended December 31, 2012 and 2011, cost of sales and the gross profit percentages were 80% and 75% and 20% and 25%, respectively. The decrease in gross profit resulted from a 6.3% increase in direct manufacturing expenses and a decrease of 34% for delivery expenses, respectively, partially offset by an increase of 17% in indirect manufacturing expenses. As a percentage of sales, direct manufacturing expenses increased to 62% from 58%, delivery expenses decreased to 8% from 12%, and indirect manufacturing costs increased to 17% from 15%.

Selling and general administrative expenses decreased $162,418, or 16.5% to $817,342 for the year ended December 31, 2012 from $919,760 reported for the comparable period in 2011. As a percentage of sales, selling and general administrative expenses decreased to 30.5% for the year ended December 31, 2012 from 36.8% for the same period in 2011. Direct selling expenses increased $49,420, or 80%, to $111,107 for the year ended December 31, 2012 from $61,687 reported for the comparable period in 2011. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. This increase in direct selling expenses is attributable to the Company’s commitment to accelerating growth by aggressively marketing and promoting the Boreal brand. General administrative expenses decreased $97,242, or 16.6%, to $486,647 for the year ended December 31, 2012 from $583,890 reported for the comparable period in 2011. This $97,242 decrease is primarily attributed to a $31,628, $6,973, $20,291, $14,835, $131,000 compensation expense, insurance, miscellaneous, late fees, and stock compensation respectively, partially offset by a $52,523, $20,067, and $16,244 increase in compensation, professional fees and bad debts, respectively. The increase in professional fees represents legal costs incurred in connection with lawsuits and settlements. The increase in stock compensation expense results from the issuance of 3.0 million shares to employees as a bonus.

Extraordinary items amount of $82,500 represents the cost of a settlement relating to product purchases and a gain on extinguishment of debt.

For the years ended December 31, 2012 and 2011, we reported interest expense of $127,704 and $99,225, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 9-10 to our financial statements for the twelve month periods ended December 31, 2012 and 2011.

Other income totaled $11,339 and $0 for the years ended December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012 and 2011, the Company did not pay any federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $3,323,217. Liquid assets at December 31, 2012 consisted primarily of cash and cash equivalents of $146,373. Current liabilities of $3,112,459 exceeded current assets by $2,644,232. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash increased $78,028 to $146,373 at December 31, 2012, as compared to $68,345 at December 31, 2011, which results from the following:

Net loss	$(822,902)

Adjustments to reconcile net loss to net cash	495,297

Changes in operating assets and liabilities	102,435

Net cash used by operating activities	(225,170)

Investing activities	(10,944)

Financing activities	314,142

Net increase in cash	$78,028

Cash used by our operating activities for the year ended December 31, 2012 was approximately $225,170, comprised of a net loss of $822,902, noncash reconciling adjustments of $495,297, changes in operating assets and liabilities of $102,435. Noncash reconciling adjustments include stock-based compensation of $30,000, stock issued for services of $32,000, and depreciation and amortization of $441,750 partially offset by decreases in allowance for doubtful accounts of $7,886 and gain on sale of fixed assets of $567.

The $102,435 change in operating assets and liabilities is primarily attributable to an increase in accounts payable of 201,702, security deposit of $25,340, prepaid expenses of $40,105, accounts receivable of $ $8,421, partially offset by a decrease in accounts receivable – other of $13,624, inventory of $63,722, deferred tax liability of $83,495 and a decrease in deferred revenue of $12,292.

Cash used in investing activities of $10,944 was the result of proceeds of sale of asset of $3,000, partially offset by purchase of equipment for $13,944. Cash provided by financing activities was approximately $314,142, comprised of advances from related parties of $158,955, proceeds from sale of common shares of $120,000, deposit on purchases of common shares of $65,000, payments against loan payable obligation for property taxes of $85,739, payments on equipment loan of 47,500 and change in mortgage payable of $103,426.

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

The company currently is consuming cash reserves at the rate of approximately $15,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At December 31, 2012, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Our estimates are based on assumptions we believe are reasonable under the circumstances.  We will evaluate our estimates on an ongoing basis and make changes as experience develops or as we become aware of new information.  Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

The Company does not invest in market risk sensitive instruments. At times, the Company's cash equivalents consist of overnight deposits with banks and money market accounts.  The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Audited Financial Statements ending December 31, 2011. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Furthermore, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Additional Plan of Operation.

Boreal has renegotiated all contracts with suppliers and customers and has developed and designed a new marketing approach with a goal of making Boreal Water Collection one of North America’s leaders for high-end private label bottled water.

The Company is positioned to accelerate its development plans. The first part is to provide existing customers with the additional volume they request and seek new business with a view to achieve sales in a range between $4 million to $5 million for the 12 months ending December 31, 2013. During 2013, the Company plans on adding equipment to its facility in order to achieve the growth plans described below. Management is currently negotiating with Bahamian, Canadian as well as Chinese potential investors, offering a privately placed convertible note (substantial amount; not specifically disclosed herein to maintain confidentiality).

Any such private investment sought and secured from foreign investors will be in compliance with Regulation S of the SEC. We also use the “sophistication” standard of Rule 506 of Regulation D of the SEC in helping us determine the suitability of all potential investors, including those located in other nations. Most currently, we believe we are finalizing the private placement sale of a $1.1 million convertible promissory note (convertible after 2 years) with a Bahamas based corporation. Funding is expected in tranches over approximately a 4 month period.

We do not anticipate the need for acquiring or licensing further water sources. We would like to raise private funding to provide for the following:

•	$500,000 working capital to build our sales force and strengthen our marketing and promotion programs, including extending our geographic coverage as our capacity increases (see new installations below).

•	Install a sparkling water bottle line; $250,000 needed as a down payment on financing the line purchase ($600,000 estimated total investment).

•	Install a glass bottling line; $250,000 needed as a down payment on financing the line purchase ($350,000 estimated total investment).

•	Upgrade our plant facility to export standards--$250,000.

•	Pay for legal and accounting fees associated with becoming a reporting company-- $50,000.

Here is our estimated cost summary:

Refinancing Wells Fargo mortgage	$1,000,000.00
Working cap & building management & cost of becoming a reporting company	$800,000.00
Upgrading NY plant standards for export	$250,000.00
Sparkling water filling line	$600,000.00
Glass Bottling line	$350,000.00
Sub Total	$3,000,000.00

Subsequent to that being accomplished, the company will prepare for:

a)	The acquisition of a glass bottling line to better service the Tri-State high end market.

b)	The acquisition of a sparkling water bottling line to be able to service that new market and develop the sales.

c)	This combined growth and consolidation effort will require access to more capitalization and Interim funding on a timely basis. This will enable the company to:

•	Establish a stronger management and organization structure;
•	Extend our distribution network and geographic coverage so to establish our intended position as a North American’s leader of high end private label water;
•	Consider the acquisition of other water springs in the US and the establishment of production plants at the chosen location, with the Southeast United States as a priority.

Settlement of Lawsuit:

On April 20, 2009, Dowser, LLC (“Dowser”) commenced an action against the Company, as defendants in the United States District Court for the Southern District of New York, alleging breach of contract arising out of the Company’s purchase of certain assets in the Chapter 11 Bankruptcy Case in Re A.T. Reynolds & Sons, Inc. Case No. 08-37739 (cgm), pending in the United 17

States Bankruptcy Court, Southern District of New York, Poughkeepsie Division (“Reynolds Bankruptcy”). As alleged in its complaint, Dowser sought alleged “actual and consequential damages in the amount to be determined at trial, but believe to exceed $3.5 million plus interest; primarily in the sale of the “Home and Office Division” (“HOD”) by BRWC to another company.

On June 12, 2009, the Company submitted its answer in the Dowser Action, denying liability and asserting various affirmative defenses, including, among other things, failure to condition precedent and the Bankruptcy Court Orders regarding the sale of the assets to the Company. The Bankruptcy Court had granted approval for the Company to sell the HOD to another company.

One of the attorneys with the firm that had been defending the Company was identified as a potential witness in the Dowser action and the law firm withdrawn as counsel for the Company, with the Company’s knowledge and consent. The Company engaged new counsel on March 15, 2011. Certain depositions were provided in the fall of 2011 and spring 2012.

The parties to this action reached an out of court settlement, and the Company granted an exclusive master bottling rights to Dowser to bottle Leisure Time water in 3, 5, and 6 gallon refillable containers. Both parties are committed to a smooth transition in the co-packing activities.

Accordingly, Boreal will discontinue the bottling of this kind of refillable containers. In the words of Ms. Lavoie, “will concentrate at what we are good at, which is the small format bottles and the private label business.”

C. Off-Balance Sheet Arrangements.

The Company has no off-balance sheets arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

The Company has one market risk sensitive instrument. Our mortgage with Wells Fargo is an adjustable interest rate instrument. The interest rate is calculated at 90 days LIBOR plus 4%. We have had very little variation to date. The opening interest rate (May 1, 2009) was 5.00688%. The rate remains low, currently at 4.375%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Item 15. Financial Statements and Exhibits.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Currently, we have one Director and two officers.

Set forth below are the names, ages, positions, and biographical information of our Director and executive officers.

Name	Age	Position
Mrs. Francine Lavoie	55	President, CEO, Treasurer
Mr. Christopher Umecki	53	VP - Operations

A.	The name of the Chief Executive Officer, sole member of the Board of Directors and control person.

1.	Mrs. Francine Lavoie is the President, Chief Executive Officer, Treasurer, and currently the sole Director of the Company, located at 4496 State Road 42N, Kiamesha Lake, NY 12751, positions she has held since May 2008. Mrs. Francine Lavoie has been in the bottling and distribution of natural spring water since 2000. Ms Lavoie has a B.A.Sc. in chemical engineering from the University of Ottawa and a M.B.A. from University of Western Ontario. She also holds several awards from Best Business of the Year, Excellence in Export from the Minister of Agriculture, and Best Business Builder of the Year, to Best Women Entrepreneur of the Year. In addition to serving as President and CEO of Boreal Water Collection, Inc., Ms. Lavoie is also President and owner of Les Sources Saint-Elie, a three time award winner for superior taste from the International Taste and Quality Institute. She has previously demonstrated her business abilities in real estate development, product conception, and international sales as the President and owner of DeLaVoie International from 1986 through 2002. In 2001, Mrs. Lavoie became the President of Les Sources Saint-Elie and restructured the entire company after a near bankruptcy situation. She developed and designed a new marketing approach and managed the whole plant operation from sales, finance, and manufacturing at the natural spring water bottling plant to obtaining a permit to increase production from regulatory agencies, which makes Saint-Elie one of Canada’s largest sources in Quebec. In April of 2009, Ms. Lavoie acquired A.T. Reynolds dba Leisure Time Spring Water (LTSW) from the bankruptcy courts. Based on her experience in business and specifically in the bottle water industry, she quickly determined that it would be in the Company’s best interest to sell the Home and Office Division (“Division”), which ultimately resulted in the successful sale of the Division to LTSW to a NJ distributor, with a four year bottling contract. She has renegotiated all contracts with suppliers and customers, restructured and conducted a successful turnaround strategy, and has developed and designed a new marketing approach, with a goal of making Boreal Water Collection a North Eastern USA leader for high-end private label bottled water.

2.	Christopher Umecki is Vice President of operations and also in charge of the design department and IT department located at 4496 State Road 42N, Kiamesha Lake, NY 12751. Mr. Umecki is a results-driven operating executive with 10 years’ progressive experience in plant, manufacturing and distribution management, with the ability to combine modern manufacturing philosophies and systematic approaches to consistently deliver strong operating and financial results. He has over 15 years experience in publicity, graphic design, and photography, which includes photo art, logos and brochures, infography, graphics and design, and production of electronic and printed material. Mr. Umecki had experience with organizations such as Alfred Sung, Tropicana, and L'Oreal; he is recognized in the industry for his innovations and creativity. He also manages all the bottling, ordering and deliveries process, directly from the Boreal plant.

3.	None of the officers or our sole Director have been the subject of a conviction in a criminal proceeding, or named as a defendant in a pending criminal proceeding, or had an order, judgment or decree entered by a court of competent jurisdiction that in any way enjoined, barred, suspended or otherwise limited that officers or Directors involvement in any business, securities, commodities or banking activities; nor has any officer or Director been the subject of any finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended or vacated; or been the subject of the entry of an order by self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited any officer’s or Director’s involvement in any type of business of securities activities.

Our Director has the business address as the corporate headquarters. There are no relationships by, between or among the officers and Directors and shareholders of the Company not disclosed in this document.

4.	Board memberships and other affiliations: Mrs. Lavoie is an officer, Director and principal shareholder of 3090-8925 Quebec Inc.; which is the holding company owning Saint-Elie.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation for the management and the sole member of the Board of Directors has been determined by the sole member of our Board of Directors, and to date is unpaid, and accrued on the books and records of the Company.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Francine Lavoie (1)(2)	2012	0	none	0	none	none	none	none	0

Francine Lavoie	2011	45,370	none	50,000	none	none	none	none	95,370

Christopher Umecki	2012	0	none	0	none	none	none	none	0

Christopher Umecki (2)	2012	0	none	50,000	none	none	none	none	50,000

(1)	Salary includes salary payments foregone by the president and CEO, which was replaced in its entirety by non-cash compensation in the form of the issuance of 5,331,494 shares of common stock valued at $0.01 per share.
(2)	Stock awards represent 1.0 million shares of common stock issued to each officer as a bonus; shares were valued at $0.05 per share.

There are no performance based, warrant, option, incentive, retirement, pension, plan-based, non-qualified deferred, golden parachute or other plans for Management. No Director compensation has been paid by the Company. We do not have a Compensation Committee of the Board of Directors.

A.	Number and class of the issuer’s securities beneficially owned by each such person.

Francine Lavoie owns 225,000,000 shares of common stock.

B.	Legal/Disciplinary History.

None for the foregoing persons have a legal or disciplinary history.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company’s beneficial owners and management follow:

Percentage of
Outstanding
Name and Address	Common Stock(1)
Mrs. Francine Lavoie, 4496 State Road 42 North, Kiamesha Lake, NY 12751	Greater than 10%

Security Ownership of Management:

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class

Common	Mrs. Francine Lavoie, 4496 State Road 42 North Kiamesha Lake, NY 12751	225,000,000 shares	75%
Common	Mr. Christopher Umecki 4496 State Road 42 North Kiamesha Lake, NY 12751	2,000,000 shares	0.66%

Note: none of the above shares are pledged as security.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A.	Mrs. Lavoie is married to Mr. Christopher Umecki. She is not an independent Director.

B.	Disclosure of Related Party Transactions

On May 10, 2011, the Company issued 5,331,494 shares of its $0.001 par value common stock to its president and CEO in settlement of unpaid wages from the year 2010.

At December 31, 2012 and 2011, the Company owed a related party approximately $284,000 and $125,000, respectively, for ongoing operating and purchase transactions with the related party company.

(c) Distributions

We have not made, and do not anticipate making in the foreseeable future, any distributions to our Common stockholders

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Services Provided	2012	2011
Audit Fees	$18,200	$16,000
Audit-Related Fees	–	–
Tax Fees	1,000	–
All other Fees	9,000	–
Total	$28,200	$16,000

Audit Fees

The aggregate fees billed for the year that ended on December 31, 2012 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $18,200.

The aggregate fees billed for the year that ended on December 31, 2011 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $16,000.

Audit –Related Fees

For the years ended on December 31, 2012 and 2011, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011, for professional services rendered by our principal independent accountant for tax compliance, tax advice and tax planning were $1,000 and $0 respectively.

All Other Fees

The aggregate fees billed for the years ended on December 31, 2012 and 2011 for products and services by the principal independent accountant (other than services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $9,000 and $0 respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Financial Statements for our fiscal years 2012 and 2011 are included herewith. Our Articles of Incorporation, with all amendments thereto and our Bylaws are included as exhibits.

Exhibit Index

Exhibit Number	Description

Exhibit 3.(i)*	Articles of Incorporation
Exhibit 3.(ii)*	By-Laws
Exhibit 10.(i)*	Licensing Agreement, Spring Water – Canada
Exhibit 10.(ii)*	Licensing Agreement, Spring Water – Catskill Mountains
Exhibit 10.(iii)*	Licensing Agreement, Saint-Elie and BRWC, June 26, 2009
Exhibit 10.(iv)*	Dowser LLC lawsuit settlement and Exclusive Master Bottling Rights
Exhibit 10.(v)*	Mortgage documents (Wells Fargo)
Exhibit 10.(vi)*	English translation of Exhibit 10.(i)
Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 31.2	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
Exhibit 32.2	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
Exhibit 99.1	Temporary Hardship Exemption Provided by Rule 201
101.INS XBRL	Instance Document *
101.SCH XBRL	Taxonomy Extension Scheme *
101.CAL XBRL	Taxonomy Extension Calculation Linkbase *
101.DEF XBRL	Taxonomy Extension Definition Linkbase *
101.LAB XBRL	Taxonomy Extension Label Linkbase *
101.PRE XBRL	Taxonomy Presentation Linkbase *

________________

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2013

BOREAL WATER COLLECTION, INC.
	By:	/s/ Mrs. Francine Lavoie
		Name:	Mrs. Francine Lavoie
		Title:	President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2013

BOREAL WATER COLLECTION, INC.
	By:	/s/ Mr. Christopher Umecki
		Name:	Mr. Christopher Umecki
		Title:	Vice President - Operations

Boreal Water Collection Inc.

Financial statements table of contents

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors

Boreal Water Collection, Inc.

I have audited the accompanying balance sheets of Boreal Water Collection, Inc. (the “Company”) as of December 31, 2012 and 2011 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. I was not engaged to perform an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Boreal Water Collection, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

April 16, 2013

Boreal Water Collection Inc.

BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Current assets
Cash	$146,373	$68,345
Accounts receivable, less allowance for doubtful accounts of $8,219 and $16,105 at December 31, 2012 and December 31, 2011, respectively	90,792	91,327
Accounts receivable-other	13,624	–
Inventory	200,597	136,875
Prepaids	16,841	56,946
Total current assets	468,227	353,493

Property and equipment, net of accumulated depreciation	3,181,172	3,407,011

Other assets
License, net of accumulated amortization	85,166	289,566
Security deposit	4,500	29,840
Total other assets	89,666	319,406

Total assets	$3,739,065	$4,079,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of credit	$250,000	$250,000
Loan payable - property taxes	38,858	85,973
Loan payable - equipment	7,500	55,000
Mortgage payable - bank	1,943,426	1,840,000
Accounts payable and accrued expenses	523,309	321,607
Deferred revenue	–	12,292
Deposit on purchase of common shares	65,000	–
Due to Related Party	284,367	125,412

Total current liabilities	3,112,460	2,690,284

Deferred Tax Liability	799,690	883,185
Long-term portion of loan payable - property taxes	–	38,624
Total liabilities	3,912,149	3,612,093

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $.001 par value; 600,000,000 shares authorized, 310,158,889 and 292,903,333 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	310,159	292,903
Additional paid-in capital	2,839,973	2,675,229
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(3,323,217)	(2,500,315)
Total stockholders' equity(deficiency)	(173,084)	467,817

Total liabilities and stockholders' equity(deficiency)	$3,739,065	$4,079,910

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

Statements of Operations

	Years Ended December 31,
	2012	2011

Sales	$2,680,429	$2,658,608
Cost of sales	2,142,368	1,972,618
Gross profit	538,061	685,990

Operating Expenses

Selling and general and administrative	817,342	979,760
Depreciation and amortization	441,751	440,065
Total expenses	1,259,093	1,419,825
Operating loss	(721,032)	(733,835)

Other income (expense)

Interest expense - net	(127,532)	(99,225)
Rental income	10,600	–
Gain on sale of equipment	567	–
Total other expense	(116,365)	(99,225)
Loss before income taxes	(837,397)	(833,060)
Provision for income taxes (benefit)	(81,995)	–
Loss before extraordinary items	$(755,402)	$(833,060)

Extraordinary items:
Litigation settlement	(75,000)	–
Gain (loss) on extinguishment of debt	7,500	(445,767)

Net loss	$(822,902)	$(1,278,827)

Net loss per weighted share, basic and fully diluted
Loss before extraordinary items	$(0.00)	$(0.00)
Extraordinary items	–	(0.00)
Net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	303,757,467	274,920,020

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

Statement of changes in Stockholders' Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010 before restatement adjustment	252,152,639	$252,152	$1,557,016	$(1,035,848)	$773,320

Prior period adjustent -to correct an error in not recognizing loss on extinguishment of debt made in 2010			185,640	(185,640)	–

Balance, December 31, 2010, as restated	252,152,639	252,152	1,742,656	(1,221,488)	773,320

Common shares issued in settlement of debt obligation	5,952,500	5,953	(5,953)		–

Stock-based compensation	3,400,000	3,400	166,600		170,000

Common shares issued for cash	10,000,000	10,000	133,575		143,575

Common stock issued in settlement of unpaid wages	5,331,494	5,331	47,984		53,315

Common shares issued in settlement of debt obligation	10,766,700	10,767	96,900		107,667

Common stock issued for services	300,000	300	2,700		3,000

Common shares issued in settlement of debt obligation	5,000,000	5,000	45,000		50,000

Extinguishment of debt			445,767		445,767

Net loss - December 31, 2011				(1,278,827)	(1,278,827)

Balance, December 31, 2011	292,903,333	292,903	2,675,229	(2,500,315)	467,817

Stock-based compensation	3,000,000	3,000	27,000		30,000

Common shares issued for services	3,255,556	3,256	28,744		32,000

Common shares issued for cash	8,000,000	8,000	112,000		120,000

Common shares issued, not previously recognized - Note 13	3,000,000	3,000	(3,000)		–

Net loss - December 31, 2012				(822,902)	(822,902)

Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,084)

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Statements of Cash Flows

	2012	2011

Cash flows from operations
Net loss	$(822,902)	$(1,278,827)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	441,750	440,065
Stock-based compensation	30,000	226,315
Stock issued for services	32,000	–
Allowance for doubtful accounts	(7,886)	–
Gain on sale of fixed asset	(567)	–
Loss on extinguishment of debt		445,767
Changes in operating assets and liabilities:
Accounts receivable	8,421	84,633
Accounts receivable-other	(13,624)	–
Inventory	(63,722)	13,896
Prepaid expenses	40,105	(14,594)
Employee advances	–	400
Security deposits refunded	25,340	–
Accounts payable and accrued expenses	201,702	24,811
Deferred tax liability	(83,495)
Deferred revenue	(12,292)	2,454
Net cash used for operating activities	(225,170)	(55,080)

Cash Flows from investing activities
Proceeds from sale of fixed asset	3,000	–
Purchases of property and equipment	(13,944)	(21,504)
Net cash provided by (used for) investing activities	(10,944)	(21,504)

Cash flows from financing activities
Issuance of common stock	120,000	143,575
Deposit on purchase of common shares	65,000	–
Related party transactions, net	158,955	130,753
Payment against capital lease obiligation	–	(12,292)
Payments against loan payment - property taxes	(85,739)	(75,500)
Payments on equipment loan	(47,500)	(20,000)
Increase (decrease) in mortgage payable	103,426	(60,000)
Net cash provided by financing activities	314,142	106,536

Net increase in cash	78,028	29,952
Cash, beginning of period	68,345	38,393
Cash, end of period	$146,373	$68,345

Supplemental disclosures:
Cash paid during the year for:
Interest	$26,770	$70,286
Taxes	$1,500	–

Non-cash investing and financing transactions:
Common stock issued in settlement of debt obligation	$–	$157,667
Common stock issued in settlement of unpaid wages	$–	$53,315
Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$30,000	$–
Issuance of 3,255,556 shares of common stock in connection with professional services rendered	$32,000	$–
Conversion of unpaid property taxes from accounts payable to loan payable - County of Sullivan	$–	$200,056

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2012

Note 1 – Description of Business and Corporate Information

Organization

Boreal Water Collection, Inc. (“Boreal” or the “Company”) was incorporated in the State of Nevada on August 21, 2001. The Company is trading on the OTC under the symbol (BRWC.PK).

The Company has operated under various names since incorporation, most recently Canadian Blue Gold, Inc. from October 2007 to March 2008, when the name was changed to Boreal Water Collection, Inc.

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc., operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York. The Company is a personalized bottled water company specializing in premium custom bottled water, as a contract packer of bottled water focused on value-added products and services. The Company currently offers three types of water: spring water, distilled water, enhanced water, which is customized with minerals, oxygen, and fluoride, and a fourth type to be added, sparkling water. The Company was originally founded in 1884.

Accounting period

The Company has adopted an annual accounting period of January through December.

Note 2 – Summary of Significant Accounting Principles

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

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “foreign Currency Maters.” Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2012

Note 2 – Summary of Significant Accounting Principles (continued)

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenue on the date the product is shipped, whether it is shipped f.o.b. destination or f.o.b. shipping point, due to the short distance and time it takes for the product to reach its final destination. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions, and the nature and volume of the product. The company offers very few discounts, allowances, coupons, or other similar incentive programs. Net sales are determined after deduction of any promotional or other allowances in accordance with FASB ASC Topic 605-50. The Company offers its customers a right to return product previously shipped, and when the product is actually return, the customer’s account credited for the full value of the returned product. The Company’s normal shipping terms f.o.b. destination, which designates that the Company will pay shipping costs and remain responsible for the goods until the buyer takes possession and f.o.b. shipping point, which indicates that the buyer will pay for shipping costs and takes responsibility for the product when the product is shipped from the Company’s premise. New and certain large customers, which require the purchase of unique materials, are required to pay the Company in advance of production. This helps the Company avoid bad debts and scamming customers. These advances are recorded as deferred revenue. Revenue is recognized when the product is shipped to the customer; the deferred revenue account is then reduced accordingly.

Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Freight-in is included in cost of sales and freight charged to customers is included in sales in the Company’s statements of operations. Delivery and related shipping costs are included in sales and general administrative expenses.

Accounts receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. In accordance with FASB ASC Topic 210-20-45, the Company presents accounts receivable in its balance sheet net of promotional allowances only for customers that it allows net settlement. All other accounts receivable and related promotional allowances are shown on a gross basis.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2012

Note 2 – Summary of Significant Accounting Principles (continued)

Property and equipment (continued)

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2012 and 2011.

Inventories

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Inventory costs include direct material, direct labor and a systematic allocation of fixed and variable overhead. Obsolete items are carried at estimated net realizable value.

Prior to December 31,2012, the company charged director labor and variable and fixed production expenses to cost of sales and only included direct material costs in its finished goods inventory. Effective December 31, 2012, the Company now includes in finished goods inventory, in addition to direct material costs, direct labor and applied variable and fixed factory overhead costs. The effect of this change was to increase operating income by $28,307 for the year ended December 31, 2012.

Cost of sales

Cost of sales, includes normal direct costs, such as direct labor, freight, purchases of raw materials (caps, water, bottles, boxes, wrapping, ingredients, etc.), adjusted for inventory at the end of each reporting period. Costs of sales also includes indirect costs, such as salary costs for maintenance personnel, supervisors, operation of the quality control lab, equipment and building maintenance, miscellaneous warehouse expenses, licenses and taxes, and payroll taxes and other benefit costs for direct labor and indirect labor personnel.

Selling and General Administrative Expenses

Selling and general administrative expenses include those type of costs normally included in this functional classification: sales salaries, delivery salaries, repairs, payments made to outside sales representatives, travel related costs, and benefit costs, salaries paid administrative and executive personnel, insurance, benefit costs, office supplies, professional fees, subcontract costs taxes, bank charges, stock-based compensation, postage and shipping, telephone and related communications costs, and similar costs.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2012

Note 2 – Summary of Significant Accounting Principles (continued)

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better consolidated financial statement comparability among different entities. Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2009. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2012

Note 2 – Summary of Significant Accounting Principles (continued)

Income Taxes (continued)

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the year ended December 31, 2012.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the years ended December 31, 2012 and 2011, the Company recorded $30,000 and $226,315, respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $32,000 and $-0- during the year ended December 31, 2012 and 2011, respectively, related to consulting services.

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 2 – Summary of Significant Accounting Principles (continued)

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (continued)

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

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 2 – Summary of Significant Accounting Principles (continued)

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

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

The Company’s two largest customers accounted for approximately 28% and 22% of sales for the years ended December 31, 2012 and December 31, 2011, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since January 10, 2006 (date of quasi reorganization), the Company has accumulated a deficit of approximately $3,323,217. Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern. The continued operations of the Company is F-12 dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan. In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities

Note 4 – Inventory

Inventory consists of the following categories:

	2012	2011

Raw materials	$139,547	$131,196
Finished Goods	61,050	5,679
Total	$200,597	$136,875

Note 5 – Property and Equipment

Equipment consists of the following categories at December 31, 2012 and December 31, 2011:

	2012	2011

Building	$2,376,000	$2,376,000
Land	324,000	324,000
Leasehold improvements	33,135	23,890
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,048,179	1,045,479
Transportation equipment	54,000	59,300
Other	170,310	170,310
	4,048,790	4,042,145
Less: accumulated depreciation	867,618	635,134
Total	$3,181,172	$3,407,011

Depreciation expense for the year ended December 31, 2012 and 2011 totaled $237,350 and $235,664, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 6 – License

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

At December 31, 2012 and 2011, the unamortized balance is as follows:

	December 31,	December 31,
	2012	2011
License:
Cost of license	$1,022,000	$1,022,000
Accumulated amortization	936,833	732,434

License, net	$85,166	$289,566

Future amortization of license:
Year ended:
2013	$85,166

Note 7 – Stockholders’ Equity

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

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 7 – Stockholders’ Equity (continued)

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

On September 30, 2012, the Company recognized the issuance to an entity of its $0.001 par value common stock, issued at a prior date, but not previously recognized, because the shares were obtained from the Company in an illegal manner. See Note 13 for further discussion.

Note 8 – Income Taxes

At December 31, 2012, the Company had approximately $3.9 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,560,000	$1,232,000
Other temporary differences	–	–
Deferred tax assets	1,560,000	1,232,000
Less: Valuation allowance	(1,560,000)	(1,232,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(799,690)	$(883,185)

Net deferred tax assets (liabilities)	$(799,690)	$(883,185)

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 8 – Income Taxes (continued)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,560,000 and $1,232,000 at December 31, 2012 and 2011, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the years ended December 31, 2012 or 2011.

Note 9 – Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At December 31, 2012, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

Note 10 – Short-Term Debt

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest is based on 90-day Libor at 4.50%. The $1.9 million mortgage is personally guaranteed by the Company’s chief executive officer. The balance due against this mortgage at December 31, 2012 was $1,943,426. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012. On April 3, 2012, the Agreement period was further extended until October 3, 2012. On October 3, 2012 the forbearance agreement expired and the company is currently is in default its mortgage obligation. The Company is presently negotiating with a finance company to pay back the mortgage that is due to Wells Fargo Bank. There is no guarantee or assurance we will be able to close any loan arrangement to repay our current mortgage with Wells Fargo Bank.

Under the terms of the May 31, 2011 Agreement, the Company was required to make monthly principal payments of $15,000 plus all accrued and unpaid interest on the debt obligation. The Company was also assessed a forbearance fee of $19,000, and it was required to provide evidence acceptable to the commercial bank that the Company and Sullivan County had agreed to a payment plan for real estate taxes that were in arrears as of the date of the Agreement. The interest rate based on 90-day Libor rate of 4.0% did not change as a result of the Forbearance Agreement. All loan documents and the Security Agreement remained in full force and effect in accordance with the original terms. Under the terms of the October 3, 2011 Agreement, the commercial bank waived the $15,000 monthly principal payments, but not the interest payments. An additional $19,000 forbearance fee was assessed. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The interest rate based on 90-day Libor rate of 4.625% did not change as a result of this Forbearance Agreement. Under the terms of the April 3, 2012 Agreement, the commercial bank assessed an additional forbearance fee of $19,000, continued to waive the monthly $15,000 principal payment, but not the monthly interest payments. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The 90-day Libor rate of 4.5% did not change as a result of this Forbearance Agreement

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 10 – Short-Term Debt (continued)

On October 24, 2011, the Company purchased distiller equipment for $75,000. The sale contract provided for a deposit of $5,000, with an additional $5,000 on November 1, 2011 and the balance of $65,000 to be paid on or before November 16, 2011. At December 31, 2012 and 2011, the Company owed a total of $7,500 and 55,000, respectively, putting the Company in default under terms of the contract. During November and December 2012, the Company successfully negotiated a reduction in the amount owed at December 31, 2012 from $15,000 to $7,500 and this reduced amount was paid subsequent to December 31, 2012.

On May 31, 2011, the Company entered into a payment arrangement (“Agreement”) with the County of Sullivan for payment of past due property taxes. The Agreement provides for a down payment of approximately $30,000, which was equal to 15.0% of the eligible delinquent taxes, with the balance of $192,153 due in 24 monthly payments of principal and interest of $8,006. The $30,000 down payment was paid on May 31, 2011. As part of the Agreement, the County of Sullivan will obtain a Judgment of Foreclosure, however, the County of Sullivan acknowledges that it will not take title of the property, unless and until the Company is in default and breached the terms within the Agreement, and further it will not take title sooner than two years from the date of the levy of the earliest outstanding lien. At December 31, 2012 and 2011, the balance due against this note was approximately $38,000 and $125,000, respectively.

Note 11 – Related Party

On May 10, 2011, the Company issued 5,331,494 shares of its $0.001 par value common stock to its president and CEO in settlement of unpaid wages from the year 2010.

At December 31, 2012 and 2011, the Company owed a related party approximately $284,000 and $125,000, respectively, for ongoing operating and purchase transactions with the related party company.

Note 12 – Commitments and Contingencies

The Company is party to a forty year exclusive agreement (“Agreement”), with an original effective date of November 1, 1995, modified on April 25, 2000, to reduce certain minimum guarantee and compensation provisions of the Agreement. The Agreement provides that the Company shall draw not less than seven million (7,000,000) gallons or water from certain springs on an annual basis. During the remainder of the first twenty-five (25) years of the Agreement, the Company pays one cent ($0.01 per gallon for the first five million (5,000,000) gallons of water drawn and three-fourth of one cent ($0.0075) for all gallonage thereafter, but not less than $65,000 per year regardless of the actual gallonage drawn, payable in monthly installments of $5,416. In event that drought or other conditions reduce the capacity of the springs, so that the springs cannot meet the minimum guarantee, the minimum guarantee shall bereduced in accordance with an agreed to formula. For the last fifteen years of the agreement, which expires October 31, 2035, the Agreement provides that the Company shall pay one and one-quarter cents ($0.0125) per gallon for the first five million (5,000,000) gallons and for gallons thereafter the Company shall pay one cent ($0.01) per gallon, with an annual minimum of $82,500, payable in monthly installments of $6,875. The Company is responsible for all maintenance and repairs, utilities, and capital improvement costs incurred in connection with the water collection facility, which includes storage tanks, a pump building, piping, and other related equipment necessary for and related to the harvesting of water from the springs. The Agreement also provides that the owner of springs may sell water from the springs under certain conditions, provided, however, that the charge per gallon sold shall not be less than the price per gallon paid by the Company, with such proceeds divided equally between the Company and the owner. The Company has an option of first refusal in the event that the owner enters into an agreement for the sale of all or a portion of the real property, which includes the springs located on the real property. Upon execution of a valid binding contract between the owner and a third party, which contract shall be made subject to the terms of the option, the owner shall provide the Company a copy of the contract and it shall have thirty (30) days from date of delivery or mailing within which to exercise its option by delivering to the owner a check in the amount of the contract deposit, in which event the owner and the Company shall be bound by the contract sale.

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 12 – Commitments and Contingencies (continued)

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2013	$65,000
2014	65,000
2015	65,000
2016	65,000
2017	65,000
Thereafter	1,421,667
$1,746,667

Note 13 – Litigation

On April 20, 2009, Dowser, LLC (“Dowser”) commenced action against the Company and Boreal Water, Inc., as defendants in the United States District Court for the Southern District of New York, alleging breach of contract arising out of the Company’s purchase of certain assets in the Chapter 11 Bankruptcy Case in Re A.T. Reynolds & Sons, Inc. Case No. 08-37739 (cgm), pending in the United States Bankruptcy Court, Southern District of New York, Poughkeepsie Division (“Reynolds Bankruptcy”). As alleged in its complaint, Dowser alleged “actual and consequential damages in the amount to be determined at trial, but believe to exceed $3.5 million plus interest.

On June 12, 2009, the Company submitted its answer in the Dowser Action, denying liability and asserting various affirmative defenses, including, among other things, failure to condition precedent and the Bankruptcy Court Orders regarding the sale of the assets to the Company.

In 2012, the parties to this action reached an out of court settlement, which provided that the Company would make a cash payment to Dowser in the amount of $75,000 and also grant Dowser exclusive master bottling rights to bottle Leisure Time water in 3, 5, and 6 gallon refillable containers. The $75,000 settlement payment is shown as an extraordinary item on the statement of operations.

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

A Complaint has since been served, seeking damages totaling $53,600 plus $15,000 in attorney’s fees, alleging violations of Article 11 of New York’s General Obligations Law. Defendants BRWC and Mrs. Lavoie have filed an Answer and Counterclaims, dated September 24, 2012. Counterclaims have been filed against Cortellazi, who has admitted his role in the scheme, and others for fraud, defamation and slander, and damages, including punitive damages and attorney’s fees. See Statement of Changes in Stockholders’ Equity for reference to 3.0 million shares not previously recognized.

The Company may be defendant in various suits and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these other suits and claims will have no material effect on the Company’s financial position, liquidity, or results of operations.

