Form 10-K/A
period 2012-12-31
Boreal Water Collection Inc.
filed 2013-04-22
CIK 1538333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 16, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 16, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Financial Statements for our fiscal years 2012 and 2011 are included herewith. Our Articles of Incorporation, with all amendments thereto and our Bylaws are included as exhibits.

Exhibit Index

Exhibit Number	Description

Exhibit 3.(i)*	Articles of Incorporation
Exhibit 3.(ii)*	By-Laws
Exhibit 10.(i)*	Licensing Agreement, Spring Water – Canada
Exhibit 10.(ii)*	Licensing Agreement, Spring Water – Catskill Mountains
Exhibit 10.(iii)*	Licensing Agreement, Saint-Elie and BRWC, June 26, 2009
Exhibit 10.(iv)*	Dowser LLC lawsuit settlement and Exclusive Master Bottling Rights
Exhibit 10.(v)*	Mortgage documents (Wells Fargo)
Exhibit 10.(vi)*	English translation of Exhibit 10.(i)
Exhibit 31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 31.2*	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
Exhibit 32.2*	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
Exhibit 99.1*	Temporary Hardship Exemption Provided by Rule 201
101.INS XBRL	Instance Document **
101.SCH XBRL	Taxonomy Extension Scheme **
101.CAL XBRL	Taxonomy Extension Calculation Linkbase **
101.DEF XBRL	Taxonomy Extension Definition Linkbase **
101.LAB XBRL	Taxonomy Extension Label Linkbase **
101.PRE XBRL	Taxonomy Presentation Linkbase **

________________

* Previously filed.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2013

BOREAL WATER COLLECTION, INC.
	By:	/s/ Mrs. Francine Lavoie
		Name:	Mrs. Francine Lavoie
		Title:	President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2013

BOREAL WATER COLLECTION, INC.
	By:	/s/ Mr. Christopher Umecki
		Name:	Mr. Christopher Umecki
		Title:	Vice President - Operations