Form 10-Q
period 2013-03-31
Boreal Water Collection Inc.
filed 2013-05-20
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 311,597,369 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended March 31, 2013

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	March 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$55,864	$146,372
Accounts receivable, less allowance for doubtful accounts of $8,219 at March 31, 2013 and December 31, 2012	76,467	90,792
Accounts receivable-other	–	13,624
Inventory	249,059	200,597
Prepaids	68,754	16,841
Total current assets	450,143	468,226

Property and equipment, net of accumulated depreciation	3,140,171	3,181,172

Other assets
License, net of accumulated amortization	34,066	85,166
Security deposit	4,500	4,500
Total other assets	38,566	89,666
Total assets	3,628,881	3,739,065

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$652,312	$523,308
Line of credit	250,000	250,000
Current portion of capital lease payable	9,212	–
Loan payable - property taxes	–	38,858
Loan payable - equipment	–	7,500
Mortgage payable - bank	1,965,244	1,943,426
Deposit on purchase of common shares	65,000	65,000
Due to Related Party	288,087	284,367

Total current liabilities	3,229,854	3,112,459

Long-term liabilities
Deferred Tax Liability	799,690	799,690
Capital lease payable - net of current	11,534	–
Total long-term liabilities	811,224	799,690
Total liabilities	4,041,079	3,912,149

Stockholders' deficiency

Common stock, $.001 par value; 600,000,000 shares authorized, 310,158,889 and 292,903,333 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	310,159	310,159
Additional paid-in capital	2,839,973	2,839,973
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(3,562,330)	(3,323,217)
Total stockholders' deficiency	(412,198)	(173,084)

Total liabilities and stockholders' deficiency	$3,628,881	$3,739,065

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012

Sales	$480,673	$610,718
Cost of sales	427,673	402,161
Gross profit	52,999	208,558

Operating Expenses

Selling and general and administrative	151,056	193,265
Depreciation and amortization	115,861	110,979

Total expenses	266,917	304,243

Net operating income	(213,918)	(95,685)

Other income (expense)

Interest income	–	120
Rental income	2,575	2,600
Interest expense	(27,770)	(28,853)

Total other income (expense)	(25,195)	(26,133)

Net income (loss) before income taxes	(239,113)	(121,818)

Provision for income taxes	–	–

Net income (loss)	$(239,113)	$(121,818)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	310,058,907	296,465,555

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2011	292,903,333	$292,903	$2,675,229	$(2,500,315)	$467,817

Stock-based compensation	3,000,000	3,000	27,000		30,000

Common shares issued for services	3,255,556	3,256	28,744		32,000

Common shares issued for cash	8,000,000	8,000	112,000		120,000

Common shares issued, not previously recognized-Note 13	3,000,000	3,000	(3,000)	–

Net loss - December 31, 2012				(822,902)	(822,902)

Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,084)

Net loss - March 31, 2013				(239,113)	(239,113)

Balance, March 31, 2013	310,158,889	$310,159	$2,839,973	$(3,562,330)	$(412,198)

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012

Cash flows from operations
Net income (loss)	$(239,113)	$(121,818)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	115,861	110,979
Stock-based compensation	–	30,000
Stock issued for services	–	18,000
Changes in operating assets and liabilities:
Accounts receivable	27,949	(45,339)
Inventory	(48,462)	(5,170)
Accounts payable and accrued expenses	129,004	1,675
Deferred revenue	–	(12,292)
Prepaid expenses	(51,913)	(59,386)

Net cash used for operating activities	(66,673)	(83,351)

Cash Flows from investing activities
Purchase of treasury shares, at cost	–	(1,275)
Net cash used for investing activities	–	(1,275)

Cash flows from financing activities
Related party advances, net	3,720	28,019
Advances from officer	–	48,958
Payments on equipment loans	(7,500)	(15,000)
Payments against loan payment - property taxes	(38,858)	(20,485)
Increase in mortgage payable	21,818	–
Payments on capital lease	(3,015)	–
Net cash provided by (used for) financing activities	(23,835)	41,492

Net increase (decrease) in cash	(90,508)	(43,134)
Cash, beginning of period	146,372	68,345
Cash, end of period	$55,864	$25,211

Supplemental disclosures:

Cash paid during the year for:
Interest	$4,455	$28,853
Taxes	$375	$–

Non-cash investing and financing transactions:
Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$–	$30,000
Issuance of 1,800,000 shares of common stock in connection with professional services rendered	$–	$18,000
Purchase of material handling equipment under a capital lease transaction	$23,761	$–

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

Note 2 – Summary of Significant Accounting Principles

Use of estimates

The preparation of financial statements is in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “foreign Currency Maters.” Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred Note 1—Description of Business and Corporate Information

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

Revenue recognition

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

March 31, 2013

(Unaudited)

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2013 and December 31, 2012.

Inventories

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Inventory costs include direct material, direct labor and a systematic allocation of fixed and variable overhead. Obsolete items are carried at estimated net realizable value.

Prior to December 31, 2012, the company charged director labor and variable and fixed production expenses to cost of sales and only included direct material costs in its finished goods inventory. Effective December 31, 2012, the Company now includes in finished goods inventory, in addition to direct material costs, direct labor and applied variable and fixed factory overhead costs.

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

March 31, 2013

(Unaudited)

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

March 31, 2013

(Unaudited)

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the three months ended March 31, 2013 and 2012, the Company recorded $ 0 and $30,000 respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of $0 and $18,000 during the three months ended March 31, 2013 and 2012, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

March 31, 2013

(Unaudited)

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

Recently Adopted Accounting Pronouncements

In October 2012, the FASB issued ASU No 2012-04, “Technical Corrections and Improvements.” This Update makes technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The changes clarify the Codification or correct unintended application of guidance and are not expected to have a significant impact on current accounting practices. The majority of the amendments in this Update are effective immediately with a few limited scope amendments (mainly related to Plan Accounting) that will be effective for fiscal years beginning after December 15, 2012 for public companies. This guidance had no significant impact on the Company’s financials since it was primarily issued to provide corrections and/or clarifications of currently issued guidance.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The main purpose of this Update is to clarify that the disclosures regarding offsetting assets and liabilities per ASU 2011-11 apply to derivatives including embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are offset or subject to a master netting agreement. Other types of transactions are not impacted. This Update is effective for fiscal years beginning on or after January 1, 2013 and for all interim periods within that fiscal year. The Company does not expect this update to impact the Company’s financials since it does not have instruments noted in the update that are offset.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The main purpose of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified in its entirety to net income. Furthermore, information about amounts reclassified out of accumulated other comprehensive income must be shown by component. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public companies. The Company does not expect this update to impact its financials since it does not have any comprehensive income items.  However, if any are noted in the future, the appropriate disclosures will be incorporated.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern. The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan. In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities

Note 4 – Inventory

Inventory consists of the following categories:

	March 31,	December 31,
	2013	2012

Raw materials	$191,437	$139,547
Finished Goods	57,622	61,050
Total	$249,059	$200,597

Note 5 – Property and Equipment

Equipment consists of the following categories at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Building	$2,376,000	$2,376,000
Land	324,000	324,000
Leasehold improvements	33,135	33,135
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,071,939	1,048,179
Transportation equipment	50,250	54,000
Other	170,310	170,310
	4,068,800	4,048,790
Less: accumulated depreciation	928,629	867,618
Total	$3,140,171	$3,181,172

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

At March 31,2013 and December 31,2012, the unamortized balance is as follows:

	March 31,	December 31,
	2013	2012

License:
Cost of license	$1,022,000	$1,022,000
Accumulated amortization	987,934	936,833

License, net	$34,066	$85,166

Future amortization of license:
Year ended:
2013	$34,066

Note 7 – Stockholders’ Equity

On January 23, 2012, The Company issued 3.0 million shares of its $0.001 par value common stock to its employees as bonuses. We valued these shares at $0.01 per share.

On January 23, 2012, the Company issued 1.8 million shares of its $0.001 par value common stock for services rendered. We valued these shares at $0.01 per share ..

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	March 31,	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$1,560,000	$1,560,000
Other temporary differences	–	–
Deferred tax assets	1,560,000	1,560,000
Less: Valuation allowance	(1,560,000)	(1,560,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(799,690)	$(799,690)

Net deferred tax assets (liabilities)	$(799,690)	$(799,690)

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Note 8 – Income Taxes (continued)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,560,000 and $1,560,000 at march 31, 2013 or the year ended December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the three months ended March 31, 2013 or the year ended December 31, 2012.

Note 9 – Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At March 31, 2013, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

On May 31, 2011, the Company entered into a payment arrangement (“Agreement”) with the County of Sullivan for payment of past due property taxes. The Agreement provided for a down payment of approximately $30,000, which was equal to 15.0% of the eligible delinquent taxes, with the balance of $192,153 due in 24 monthly payments of principal and interest of $8,006. The $30,000 down payment was paid on May 31, 2011. As part of the Agreement, the County of Sullivan will obtain a Judgment of Foreclosure, however, the County of Sullivan acknowledges that it will not take title of the property, unless and until the Company is in default and breached the terms within the Agreement, and further it will not take title sooner than two years from the date of the levy of the earliest outstanding lien. At March 31, 2013 and December 31, 2012 , the balance due against this note was approximately $0 and $38,000, respectively.

Note 11 – Related Party

At March 31, 2013 and December 31, 2012, the Company owed a related party approximately $288,000 and $284,000, respectively, for ongoing operating and purchase transactions with the related party company.

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

March 31, 2013

(Unaudited)

Note 12 – Commitments and Contingencies (continued)

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2013	$48,750
2014	65,000
2015	65,000
2016	65,000
2017	65,000
Thereafter	1,356,667
$1,665,417

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

In 2012, the parties to this action reached an out of court settlement, which provided that the Company would make a cash payment to Dowser in the amount of $75,000 and also grant Dowser exclusive master bottling rights to bottle Leisure Time water in 3, 5, and 6 gallon refillable containers. At December 31, 2012, the $75,000 settlement payment was shown as an extraordinary item on the statement of operations.

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

Note 13 – Subsequent Event

During April 2013, the Company issued 1,538,462 shares of its common stock for services rendered.

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

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

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

Comparison of three months ended March 31, 2013 to the three months ended March 31, 2012

The Company reported a net loss of $239,113 and $121,818 for the quarterly periods ended March 31, 2013 and 2012, respectively, an increase in net loss of $117,295, or 96%. The details of this increase in net loss are discussed in the paragraphs below.

For the quarters ended March 31, 2013 and 2012, we reported sales of $480,673 and $610,718, a decrease of $130,045, or 21.3%. This decrease is attributable to a decrease in the 3/5/6 gallon sales of $61,328 and one gallon sales of $63,811, partially offset by increases of $2,200 in copack product sales and transportation sales of $4,855. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during the last month of the quarter ended March 31, 2013 in accordance with a legal settlement (See Settlement of Lawsuit). The increase in copacking sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) select price increases, which had a minimum impact on sales reported for the quarter ended March 31, 2013, (iii) improve our distribution network and (iv) aggressively grow our copacking and label business.

For the quarters ended March 31, 2013 and 2012, cost of sales and the gross profit percentages were 89% and 66% and 11% and 34%, respectively. The increase in cost of sales and the resulting decrease in gross profit is a direct result of lower sales as explained above.

Selling and general administrative expenses decreased $42,209, or 22% to $151,056 for the quarterly period ended March 31, 2013 from $193,265 reported for the comparable period in 2012. As a percentage of sales, selling and general administrative expenses decreased to 31% for the quarter ended March 31, 2013 from 32% for the same period in 2012. Direct selling expenses decreased $4,520, to $1, 405 in the quarterly period ended March 31, 2013 from $5,926 reported for the comparable period in 2012. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. General administrative expenses decreased $19,203, or 14.6%, to $112,304 for the three month period ended March 31, 2013 from $131,507 reported for the comparable period in 2012

For the three month period ended March 31, 2013 and 2012, we reported interest expense of $27,770 and $28,853, respectively. Debt obligations and interest paid against these debt obligations are discussed in Note 10 to our financial statements for the three month periods ended March 31, 2013 and 2012.

Other income totaled $2,575 and $2,720 for the three month periods ended March 31, 2013 and 2012, respectively, a decrease of $145.

For the three month periods ended March 31, 2013 and 2012, the Company did not pay any federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $3,562,330. Liquid assets at March 31, 2013 consisted primarily of cash and cash equivalents of $55,864. Current liabilities of $3,229,854 exceeded current assets by $2,779,711. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash decreased $90,508 to $55,864 at March 31, 2013, as compared to $146,372 at December 31, 2012, which results from the following:

Net loss	$(239,113)

Adjustments to reconcile net loss to net cash	115,861

Changes in operating assets and liabilities	56,579

Net cash used by operating activities	(66,673)

Investing activities	–

Financing activities	(23,835)

Net decrease in cash	$(90,508)

Cash used by our operating activities for the three months ended March 31, 2013 was approximately $66,673, comprised of a net loss of $239,113, noncash reconciling adjustments of $115,861, changes in operating assets and liabilities of $56,579. Noncash reconciling adjustments include depreciation and amortization of $115,861.

The $56,579 change in operating assets and liabilities is primarily attributable to a decrease in accounts receivable of $27,949 and an increase in accounts payable and accrued expenses of $129,004, partially offset by an increase in inventory of $48,462, an increase in prepaid expenses of $51,913.

Cash used for financing activities was approximately $23,835, comprised of advances from related parties of $3,720, increase in mortgage payable of $21,818 and an increase in capital lease obligation of $ 20,746, partially offset by payments against loan payable obligation for property taxes of $38,858, payments on equipment loan of 7,500 and payments on a capital lease of $3,015.

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

The company currently is consuming cash reserves at the rate of approximately $25,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At March 31, 2013, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at March 31, 2013.

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

PART II – OTHER INFORMATION

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

During April 2013, the Company issued 1,538,462 shares of its $0.001 par value common stock for services rendered.

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

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	President and Chief Executive Officer
Date:	May 20, 2013

