Form 10-K/A
period 2012-12-31
Boreal Water Collection Inc.
filed 2013-08-12
CIK 1538333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

Amendment No. 2 to

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-54776

BOREAL WATER COLLECTION, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0453421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Boreal Water Collection, Inc.
4496 State Road 42 North
Kiamesha Lake, NY	12751
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 845-794-0400

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock ($0.001 par value)	None

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

Comparison of year ended December 31, 2012 to year ended December 31, 2011

For the years ended December 31, 2012 and 2011, we reported sales of $2,680,429 and $2,658,608, an increase of $21,821, or .008%. The increase is attributable to an increase in copacking sales of $482,844 and label sales of $54,491, partially offset by decreases of $515,514 in in one gallon product sales, 3/5/6 gallon products, transportation sales, house brand and the sales of pallets. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during September 30, 2012 in accordance with a legal settlement (See Settlement of Lawsuit). The increase in copacking sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) select price increases, (iii) improve our distribution network and (iv) aggressively grow our copacking and label business,

For the years ended December 31, 2012 and 2011, cost of sales and the gross profit percentages were 80% and 75% and 20% and 25%, respectively. The decrease in gross profit resulted from a 6.3% increase in direct manufacturing expenses and a decrease of 34% for delivery expenses, respectively, partially offset by an increase of 17% in indirect manufacturing expenses. As a percentage of sales, direct manufacturing expenses increased to 62% from 58%, delivery expenses decreased to 8% from 12%, and indirect manufacturing costs increased to 17% from 15%.

Selling and general administrative expenses decreased $162,418, or 16.5% to $817,342 for the year ended December 31, 2012 from $919,760 reported for the comparable period in 2011. As a percentage of sales, selling and general administrative expenses decreased to 30.5% for the year ended December 31, 2012 from 36.8% for the same period in 2011. Direct selling expenses increased $49,420, or 80%, to $111,107 for the year ended December 31, 2012 from $61,687 reported for the comparable period in 2011. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. This increase in direct selling expenses is attributable to the Company’s commitment to accelerating growth by aggressively marketing and promoting the Boreal brand. General administrative expenses decreased $97,242, or 16.6%, to $486,647 for the year ended December 31, 2012 from $583,890 reported for the comparable period in 2011. The decrease is attributable to $164,566 decrease in stock based compensation, salaries, property taxes, insurance, telephone and late fees, partially offset by increases of $67,327 in professional fees, bad debts, bank charges and other miscellaneous expenses.

Extraordinary items amount of $82,500 represents the cost of a settlement relating to product purchases and a gain $7,500 on extinguishment of debt which are discussed in Notes 9-10 to our financial statements for the twelve month ended December 31, 2012 and 2011.

For the years ended December 31, 2012 and 2011, we reported interest expense of $127,704 and $99,225, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 9-10 to our financial statements for the twelve month ended December 31, 2012 and 2011.

Other income totaled $11,339 and $0 for the years ended December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012 and 2011, the Company did not pay any federal income taxes. For the year ended December 31, 2012, the Company recorded income tax benefit of approximately $82,000, which represents the change in the difference between book and tax basis of assets originally acquired in a bargain asset purchase. No income tax benefit was recorded for 2011.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $3,323,217. Liquid assets at December 31, 2012 consisted primarily of cash and cash equivalents of $146,373. Current liabilities of $3,112,459 exceeded current assets by $2,644,232. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives. Until the company is successful in securing funds investors they have begun to stretch payments to its vendors and thus its obligations to those vendors have increased from the prior year. There is no guarantee that the Company will be able to raise funds from outside investors or continue to rely on its vendors to help finance its operations.

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

The company continues to accrue interest on this obligation until such time as a refinancing plan is finalized.

The Company is presently negotiating with several parties to pay back the mortgage that is due to Wells Fargo Bank. The Company believes Wells Fargo will not foreclose on the mortgage, but instead is working to find other banks willing to assume this obligation. This mortgage was assumed when the Company purchased A.T. Reynolds from the Bankruptcy Court in April 2009. There is no guarantee or assurance we will be able to close this particular, or any other, loan arrangement to repay our current mortgage with Wells Fargo Bank.

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

The company currently is consuming cash reserves at the rate of approximately $15,000 per month assuming current levels of revenue and has been increasing the days outstanding with its vendors. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At December 31, 2012, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at December 31, 2012.

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

The Company is positioned to accelerate its development plans. The first part is to provide existing customers with the additional volume they request and seek new business with a view to achieve sales in a range between $4 million to $5 million for the 12 months ending December 31, 2014. During 2014, the Company plans on adding equipment to its facility in order to achieve the growth plans described below. Management is currently communicating with potential investors, offering a privately placed convertible note (substantial amount; not specifically disclosed herein to maintain confidentiality).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

________________

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2013

BOREAL WATER COLLECTION, INC.
	By:	/s/ Mrs. Francine Lavoie
		Name:	Mrs. Francine Lavoie
		Title:	President, Treasurer, CFO and CEO

Boreal Water Collection Inc.

Financial statements table of contents

22

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

Boreal Water Collection Inc.

Statements of Operations

	Years Ended December 31,
	2012	2011

Sales	$2,680,429	$2,658,608
Cost of sales	2,142,368	1,972,618
Gross profit	538,061	685,990

Operating Expenses

Selling and general and administrative	817,342	979,760
Depreciation and amortization	441,751	440,065
Total expenses	1,259,093	1,419,825
Operating loss	(721,032)	(733,835)

Other income (expense)

Interest expense - net	(127,532)	(99,225)
Rental income	10,600	–
Gain on sale of equipment	567	–
Total other expense	(116,365)	(99,225)
Loss before income taxes	(837,397)	(833,060)
Provision for income taxes (benefit)	(81,995)	–
Loss before extraordinary items	$(755,402)	$(833,060)

Extraordinary items:
Litigation settlement	(75,000)	–
Gain (loss) on extinguishment of debt	7,500	(445,767)

Net loss	$(822,902)	$(1,278,827)

Net loss per weighted share, basic and fully diluted
Loss before extraordinary items	$(0.00)	$(0.00)
Extraordinary items	–	(0.00)
Net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	303,757,467	274,920,020

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

Statement of changes in Stockholders' Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010 before restatement adjustment	252,152,639	$252,152	$1,557,016	$(1,035,848)	$773,320

Prior period adjustment -to correct an error in not recognizing loss on extinguishment of debt made in 2010			185,640	(185,640)	–

Balance, December 31, 2010, as restated	252,152,639	252,152	1,742,656	(1,221,488)	773,320

Common shares issued in settlement of debt obligation	5,952,500	5,953	(5,953)		–

Stock-based compensation	3,400,000	3,400	166,600		170,000

Common shares issued for cash	10,000,000	10,000	133,575		143,575

Common stock issued in settlement of unpaid wages	5,331,494	5,331	47,984		53,315

Common shares issued in settlement of debt obligation	10,766,700	10,767	96,900		107,667

Common stock issued for services	300,000	300	2,700		3,000

Common shares issued in settlement of debt obligation	5,000,000	5,000	45,000		50,000

Extinguishment of debt			445,767		445,767

Net loss - December 31, 2011				(1,278,827)	(1,278,827)

Balance, December 31, 2011	292,903,333	292,903	2,675,229	(2,500,315)	467,817

Stock-based compensation	3,000,000	3,000	27,000		30,000

Common shares issued for services	3,255,556	3,256	28,744		32,000

Common shares issued for cash	8,000,000	8,000	112,000		120,000

Common shares issued, not previously recognized - Note 13	3,000,000	3,000	(3,000)		–

Net loss - December 31, 2012				(822,902)	(822,902)

Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,084)

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Statements of Cash Flows

	2012	2011

Cash flows from operations
Net loss	$(822,902)	$(1,278,827)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	441,750	440,065
Stock-based compensation	30,000	226,315
Stock issued for services	32,000	–
Allowance for doubtful accounts	(7,886)	–
Gain on sale of fixed asset	(567)	–
Loss on extinguishment of debt		445,767
Changes in operating assets and liabilities:
Accounts receivable	8,421	84,633
Accounts receivable-other	(13,624)	–
Inventory	(63,722)	13,896
Prepaid expenses	40,105	(14,594)
Employee advances	–	400
Security deposits refunded	25,340	–
Accounts payable and accrued expenses	201,702	24,811
Deferred tax liability	(83,495)
Deferred revenue	(12,292)	2,454
Net cash used for operating activities	(225,170)	(55,080)

Cash Flows from investing activities
Proceeds from sale of fixed asset	3,000	–
Purchases of property and equipment	(13,944)	(21,504)
Net cash provided by (used for) investing activities	(10,944)	(21,504)

Cash flows from financing activities
Issuance of common stock	120,000	143,575
Deposit on purchase of common shares	65,000	–
Related party transactions, net	158,955	130,753
Payment against capital lease obligation	–	(12,292)
Payments against loan payment - property taxes	(85,739)	(75,500)
Payments on equipment loan	(47,500)	(20,000)
Increase (decrease) in mortgage payable	103,426	(60,000)
Net cash provided by financing activities	314,142	106,536

Net increase in cash	78,028	29,952
Cash, beginning of period	68,345	38,393
Cash, end of period	$146,373	$68,345

Supplemental disclosures:
Cash paid during the year for:
Interest	$26,770	$70,286
Taxes	$1,500	–

Non-cash investing and financing transactions:
Common stock issued in settlement of debt obligation	$–	$157,667
Common stock issued in settlement of unpaid wages	$–	$53,315
Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$30,000	$–
Issuance of 3,255,556 shares of common stock in connection with professional services rendered	$32,000	$–
Conversion of unpaid property taxes from accounts payable to loan payable - County of Sullivan	$–	$200,056

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

Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Freight-in is included in cost of sales and freight charged to customers is included in sales in the Company’s statements of operations. Delivery and related shipping costs are included in sales and general administrative expenses for the year ended December 31, 2012 and 2011 are $123,500 and $218,692, respectively.

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

Amortization expense for the year ended December 31, 2012 and 2011 totaled $218,734 and $217,922, respectively

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

Under the terms of the May 31, 2011 Agreement, the Company was required to make monthly principal payments of $15,000 plus all accrued and unpaid interest on the debt obligation. The Company was also assessed a forbearance fee of $19,000, and it was required to provide evidence acceptable to the commercial bank that the Company and Sullivan County had agreed to a payment plan for real estate taxes that were in arrears as of the date of the Agreement. The interest rate based on 90-day Libor rate of 4.0% did not change as a result of the Forbearance Agreement. All loan documents and the Security Agreement remained in full force and effect in accordance with the original terms. Under the terms of the October 3, 2011 Agreement, the commercial bank waived the $15,000 monthly principal payments, but not the interest payments. An additional $19,000 forbearance fee was assessed. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The interest rate based on 90-day Libor rate of 4.625% did not change as a result of this Forbearance Agreement. Under the terms of the April 3, 2012 Agreement, the commercial bank assessed an additional forbearance fee of $19,000, continued to waive the monthly $15,000 principal payment, but not the monthly interest payments. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The 90-day Libor rate of 4.5% did not change as a result of this Forbearance Agreement. The company continues to accrue interest on this obligation until such time as a refinancing plan is finalized

Boreal Water Collection, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 and 2011

Note 10 – Short-Term Debt (continued)

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

Note 11 – Related Party

On May 10, 2011, the Company issued 5,331,494 shares of its $0.001 par value common stock to its president and CEO in settlement of unpaid wages from the year 2010. On August 13, 2010, the Company issued 181,562,210 shares of its $0.001 par value common stock in settlement of $255,199 for loans and advances made to the Company by its president and chief executive officer. The shares were valued at $0.0014.

At December 31, 2012 and 2011, the Company owed a related party approximately $284,000 and $125,000, respectively, for ongoing operating and purchase transactions with the related party company. For the year ended 2012 and 2011 the Company made purchases from the related party of $156,463 and $97,857, respectively. For the year ended 2012 and 2011 the Company made sales to the related party of $32,978 and $26,464, respectively.

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

