Form 10-Q
period 2013-06-30
Boreal Water Collection Inc.
filed 2013-08-19
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number:  000-54776

BOREAL WATER COLLECTION, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0453421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Boreal Water Collection, Inc.
4496 State Road 42 North
Kiamesha Lake, NY	12751
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 845-794-0400

Copies of correspondence to:

Mrs. Francine Lavoie Boreal Water Collection, Inc. 4496 State Road 42 North Kiamesha Lake, NY 12751	Peter J. Wilke, Esq. 8117 W Manchester Ave, Suite 700 Playa del Rey, CA 90293

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class to be so registered	each class is to be registered
Common Stock (.001) par value	Not Applicable

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

As of August 13, 2013, there were 311,697,351 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended June 30, 2013

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$83,633	$146,372
Accounts receivable, less allowance for doubtful accounts of $8,219 at June 30, 2013 and December 31, 2012	97,234	90,792
Accounts receivable-other	–	13,624
Inventory	201,991	200,597
Prepaids	45,533	16,841
Total current assets	428,391	468,226

Property and equipment, net of accumulated depreciation	3,075,410	3,181,172

Other assets
License, net of accumulated amortization	–	85,166
Security deposit	4,500	4,500
Total other assets	4,500	89,666
Total assets	$3,508,301	$3,739,065

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$477,846	$523,309
Line of credit	250,000	250,000
Current portion of capital lease payable	6,020	–
Loan Payable - other	50,000	–
Loan payable - property taxes	–	38,858
Loan payable - equipment	–	7,500
Mortgage payable - bank	1,987,427	1,943,426
Deposit on purchase of common shares	65,000	65,000
Due to Related Party	298,076	284,367

Total current liabilities	3,134,369	3,112,460

Long-term liabilities
Deferred Tax Liability	799,690	799,690
Capital lease payable - net of current	11,534	–
Total long-term liabilities	811,224	799,690
Total liabilities	3,945,593	3,912,150

Stockholders' deficiency
Common stock, $.001 par value; 600,000,000 shares authorized, 310,158,889 shares issued and outstanding	311,697	310,159
Additional paid-in capital	2,858,435	2,839,973
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(3,607,424)	(3,323,217)
Total stockholders' deficiency	(437,292)	(173,085)

Total liabilities and stockholders' deficiency	$3,508,301	$3,739,065

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$588,184	$737,336	$1,068,856	$1,348,055
Cost of sales	469,243	578,037	896,916	992,678
Gross profit	118,941	159,299	171,940	355,377

Operating Expenses

Selling and general and administrative	156,456	233,146	307,513	413,930
Depreciation and amortization	98,828	110,993	214,689	221,971

Total expenses	255,284	344,139	522,202	635,901

Net operating income (loss)	(136,343)	(184,840)	(350,262)	(280,524)

Other income (expense)

Interest income	34	53	34	172
Rental income	675	2,600	3,250	5,200
Insurance recovery	117,473	–	117,473	–
Gain (loss) on sale of equipment	–	(1,056)	–	(1,056)
Interest expense	(26,933)	(27,986)	(54,702)	(56,839)

Total other income (expense)	91,249	(26,389)	66,055	(52,523)

Net income (loss) before income taxes	(45,094)	(211,229)	(284,207)	(333,047)

Provision for income taxes	–	–	–	–

Net income (loss)	$(45,094)	$(211,229)	$(284,207)	$(333,047)

Net loss per weighted share, basic and fully diluted	$(0.000)	$(0.001)	$(0.001)	$(0.001)

Weighted average number of common shares outstanding, basic and fully diluted	311,440,941	299,140,370	310,799,915	297,801,360

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2011	292,903,333	$292,903	$2,675,229	$(2,500,315)	$467,817

Stock-based compensation	3,000,000	3,000	27,000		30,000

Common shares issued for services	3,255,556	3,256	28,744		32,000

Common shares issued for cash	8,000,000	8,000	112,000		120,000

Common shares issued, not previously recognized - Note 13	3,000,000	3,000	(3,000)		–

Net loss - December 31, 2012				(822,902)	(822,902)

Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,085)

Common shares issued for services	1,538,462	1,538	18,462		20,000

Net loss - June 30, 2013				(284,207)	(284,207)

Balance, June 30, 2013	311,697,351	$311,697	$2,858,435	$(3,607,424)	$(437,292)

The accompany notes are an integral part of these financial statements.

 Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operations
Net income (loss)	$(284,207)	$(333,047)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	214,689	221,971
Stock-based compensation	–	30,000
Stock issued for services	20,000	27,000
Changes in operating assets and liabilities:
Accounts receivable	7,182	(49,217)
Inventory	(1,394)	(103,641)
Security deposit	–	25,340
Accounts payable and accrued expenses	(45,462)	159,246
Deferred revenue	–	(8,527)
Prepaid expenses	(28,692)	(19,498)

Net cash used for operating activities	(117,884)	(50,373)

Cash Flows from investing activities

Gain on sale of asset	–	4,056
Purchases of property and equipment	–	(2,000)

Net cash used for investing activities	–	2,056

Cash flows from financing activities

Related party advances, net	13,709	(1,962)
Advances from officer	–	47,840
Increase (decrease) equipment loans	(7,500)	30,000
Proceeds from loan payable- other	50,000
Payments against loan payment - property taxes	(38,858)	(41,590)
Increase in mortgage payable	44,001	–
Purchase of treasury shares, at cost	–	(1,525)
Payments on capital lease	(6,207)	(25,000)

Net cash provided by (used for) financing activities	55,145	7,763

Net increase (decrease) in cash	(62,739)	(40,554)
Cash, beginning of period	146,372	68,345

Cash, end of period	$83,633	$27,791

Supplemental disclosures:

Cash paid during the year for:

Interest	$9,518	$56,839

Taxes	$375	$–

Non-cash investing and financing transactions:

Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$–	$30,000

Issuance of 1,800,000 shares of common stock in connection with professional services rendered	$20,000	$27,000

Purchase of material handling equipment under a capital lease transaction	$23,761	$–

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

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

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at June 30, 2013 and December 31, 2012.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

Inventories

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Inventory costs include direct material, direct labor and a systematic allocation of fixed and variable overhead. Obsolete items are carried at estimated net realizable value.

Prior to December 31, 2012, the company charged direct labor and variable and fixed production expenses to cost of sales and only included direct material costs in its finished goods inventory. Effective December 31, 2012, the Company now includes in finished goods inventory, in addition to direct material costs, direct labor and applied variable and fixed factory overhead costs.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the six months ended June 30, 2013 and 2012, the Company recorded $0 and $30,000 respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of $0 and $0 during the six months ended June 30, 2013 and 2012, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

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

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

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

The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Note 4 – Inventory

Inventory consists of the following categories:

	June 30,	December 31,
	2013	2012

Raw materials	$150,981	$139,547
Finished Goods	51,010	61,050
Total	$201,991	$200,597

Note 5 – Property and Equipment

Equipment consists of the following categories at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Building	$2,376,000	$2,376,000
Land	324,000	324,000
Leasehold improvements	33,135	33,135
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,071,939	1,048,179
Transportation equipment	50,250	54,000
Other	170,311	170,310
	4,068,801	4,048,790
Less: accumulated depreciation	993,391	867,618
Total	$3,075,410	$3,181,172

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

At June 30, 2013 and December 31, 2012, the unamortized balance is as follows:

	June 30,	December 31,
	2013	2012

License:
Cost of license	$1,022,000	$1,022,000
Accumulated amortization	1,022,000	936,833

License, net	$–	$85,166

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

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

On April 16, 2013, the Company issued 1,538,462 shares of its $0.001 par value common stock for services rendered

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

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	June 30,	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$1,560,000	$1,560,000
Other temporary differences	–	–
Deferred tax assets	1,560,000	1,560,000
Less: Valuation allowance	(1,560,000)	(1,560,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(799,690)	$(799,690)

Net deferred tax assets (liabilities)	$(799,690)	$(799,690)

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Note 8 – Income Taxes (continued)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,560,000 and $1,560,000 at June 30, 2013 or the year ended December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the six months ended June 30, 2013 or the year ended December 31, 2012.

Note 9 – Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At June 30, 2013, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

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

On October 24, 2011, the Company purchased distiller equipment for $75,000. The sale contract provided for a deposit of $5,000, with an additional $5,000 on November 1, 2011 and the balance of $65,000 to be paid on or before November 16, 2011. At December 31, 2012 and 2011, the Company owed a total of $7,500 and 55,000, respectively, putting the Company in default under terms of the contract. During November and December 2012, the Company successfully negotiated a reduction in the amount owed at December 31, 2012 from $15,000 to $7,500 and this reduced amount was paid in the quarter ended March 31, 2013.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Note 10 – Short-Term Debt (continued)

On May 31, 2011, the Company entered into a payment arrangement (“Agreement”) with the County of Sullivan for payment of past due property taxes. The Agreement provided for a down payment of approximately $30,000, which was equal to 15.0% of the eligible delinquent taxes, with the balance of $192,153 due in 24 monthly payments of principal and interest of $8,006. The $30,000 down payment was paid on May 31, 2011. As part of the Agreement, the County of Sullivan will obtain a Judgment of Foreclosure, however, the County of Sullivan acknowledges that it will not take title of the property, unless and until the Company is in default and breached the terms within the Agreement, and further it will not take title sooner than two years from the date of the levy of the earliest outstanding lien. At June 30, 2013 and December 31, 2012, the balance due against this note was approximately $0 and $38,000, respectively.

During June 2013, a third party loaned the Company $50,000 bearing interest at 4% and maturing June 2014.

Note 11 – Related Party

At June 30, 2013 and December 31, 2012, the Company owed a related party approximately $298,000 and $284,000, respectively, for ongoing operating and purchase transactions with the related party company. For the six months ended 2013 and 2012 the Company made purchases from the third party of $33,806 and $38,522, respectively and made sales to the related party of $20,096 and $40,484, respectively.

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

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2013	$21,667
2014	65,000
2015	65,000
2016	65,000
2017	43,333
Thereafter	1,291,667
$1,551,667

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

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

A.	RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

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

Comparison of three months ended June 30, 2013 to the three months ended June 30, 2012

The Company reported a net loss of $45,094 and $211,229 for the quarterly periods ended June 30, 2013 and 2012, respectively, a decrease in net loss of $166,135, or 79%. The details of this increase in net loss are discussed in the paragraphs below.

For the three months ended June 30, 2013 and 2012, we reported sales of $588,184 and $737,336, respectively, a decrease of $149,152, or 20.2%. This decrease in sales is primarily attributable to a $66,942, $33,443, $34,968 and $35,608 decrease in one gallon product sales, 3/5/6 gallon products, copacking, and labels, respectively, partially offset by an increase in house brand sales of $4,159, transportation of $12,007 and $3,404 in pallets, handling, miscellaneous. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during May 2012 in accordance with a legal settlement (See Settlement of Lawsuit).

For the quarter ended June 30, 2013 and 2012, cost of sales and the gross profit percentages were 80% and 79% and 20% and 21%, respectively. The increase in cost of sales and the resulting decrease in gross profit is a direct result of lower sales as explained above.

Selling and general administrative expenses decreased $76,690, or 33% to $156,456 for the quarterly period ended June 30, 2013 from $233,146 reported for the comparable period in 2012. As a percentage of sales, selling and general administrative expenses decreased to 26.5% for the quarter ended June 30, 2013 from 31.6% for the same period in 2012. Direct selling expenses decreased $28,760, to $2,592 in the quarterly period ended June 30, 2013 from $31,352 reported for the comparable period in 2012. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. This decrease in direct selling expenses is attributable to the elimination of a sales employee. General administrative expenses decreased $60,531, or 37%, to $102,674 for the three month period ended June 30, 2013 from $163,205 reported for the comparable period in 2012. The decrease in general and administrative expenses of $60,531 is attributable to decreases in stock based compensation and professional fees, partially offset by increases in salaries and other fees.

For the three month period ended June 30, 2013 and 2012, we reported interest expense of $26,933 and $27,986, respectively. Debt obligations and interest paid against these debt obligations are discussed in Note 10 to our financial statements for the three month periods ended June 30, 2013 and 2012.

Other income totaled $118,182 and $2,653 for the three month periods ended June 30, 2013 and 2012, respectively, an increase of $115,529, which resulted primarily from an $117,473 insurance claim received as a result of Hurricane Sandy in October 2012.

For the three month periods ended June 30, 2013 and 2012, the Company did not pay any federal income taxes.

Comparison of six months ended June 30, 2013 to the six months ended June 30, 2012

The Company reported a net loss of $284,207 and $333,047 for the six month periods ended June 30, 2013 and 2012, respectively, a decrease in net loss of $48,840, or 14.6%. The details of this decrease in net loss are discussed in the paragraphs below.

For the six months ended June 30, 2013 and 2012, we reported sales of $1,068,856 and $1,348,055, a decrease of $279,199, or 20.7%. This decrease in sales is primarily attributable to a $130,753, $94,770, $32,768, $5,529 and a $17,223 decrease in one gallon product sales, 3/5/6 gallon products, copacking, discounts and the sales of pallets, transportation and labels respectively, partially offset by an increase in house brand sales of $1,846. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during May 2012 in accordance with a legal settlement (See Settlement of Lawsuit).

For the six months ended June 30, 2013 and 2012, cost of sales and the gross profit percentages were 84% and 74% and 16% and 26%, respectively. The increase in cost of sales and the resulting decrease in gross profit is a direct result of lower sales as explained above.

Selling and general administrative expenses decreased $106,417, or 25.8% to $307,513 for the six month period ended June 30, 2013 from $413,930 reported for the comparable period in 2012. As a percentage of sales, selling and general administrative expenses decreased to 28.8% for the six months ended June 30, 2013 from 30.7% for the same period in 2012.

Direct selling expenses decreased $33,281, or 89%, to $3,997 in the six months ended June 30, 2013 from $37,278 reported for the comparable period in 2012. Direct selling expenses is comprised of sales compensation costs, advertising, and related travel costs. This decrease in direct selling expenses is attributable to the elimination of a sales employee.

General administrative expenses decreased $79,764, or 27%, to $214,978 for the six months ended June 30, 2013 from $294,712 reported for the comparable period in 2012. The decrease in general and administrative expenses of $$79,764 is attributable to decreases in stock based compensation, professional fees, dues-subscriptions and legal settlements, partially offset by increases in salaries and other fees.

For the six months ended June 30, 2013, 2012, we reported interest expense of $54,702 and $56,839, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 10 to our financial statements for the six month periods ended June 30, 2013 and 2012.

Other income totaled $120,757 and $5,372 for the six months ended June 30, 2013 and 2012, respectively, an increase of $115,385, which resulted primarily from an insurance claim received as a result of hurricane Sandy in October 2012.

For the six months ended June 30, 2013 and 2012, the Company did not pay any federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $3,607,424. Liquid assets at June 30, 2013 consisted primarily of cash and cash equivalents of $83,633. Current liabilities of $3,134,370 exceeded current assets by $2,705,979. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash decreased $62,739 to $83,663 at June 30, 2013, as compared to $146,372 at December 31, 2012, which results from the following:

Net loss	$(284,207)

Adjustments to reconcile net loss to net cash	234,689

Changes in operating assets and liabilities	(68,367)

Net cash used by operating activities	(117,885)

Investing activities	(23,761)

Financing activities	78,907

Net decrease in cash	$(62,739)

Cash used by our operating activities for the six months ended June 30, 2013 was approximately $117,885, comprised of a net loss of $284,207, noncash reconciling adjustments of $234,689, changes in operating assets and liabilities of $68,367. Noncash reconciling adjustments include depreciation and amortization and stock issued for services of $234,689.

The $68,367 change in operating assets and liabilities is primarily attributable to decreases in inventory of $1,394, accounts payable and accrued expenses of $45,463 and prepaid expenses of $28,692, partially offset by an increase in accounts receivable of $7,182.

Cash provided by financing activities was approximately $78,907, comprised of advances from related parties of $13,709, increase in mortgage payable of $44,001 and a loan of $ 50,000, partially offset by payments against loan payable obligation for property taxes of $38,858, payments on equipment loan of 7,500 and payments on a capital lease of $6,207.

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

The company currently is consuming cash reserves at the rate of approximately $15,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At June 30, 2013, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at June 30, 2013.

Critical Accounting Policies and Procedures and Recent Accounting Pronouncements

The Company’s critical accounting policies and procedures and recent accounting pronouncements are set forth in the Notes to our Financial Statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not invest in market risk sensitive instruments. At times, the Company's cash equivalents consist of overnight deposits with banks and money market accounts.  The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

Item 4. Controls and Procedures.

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

On April 16, 2013, the Company issued 1,538,462 shares of its $0.001 par value common stock for services rendered.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	President, Treasurer, Chief Financial Officer and Chief Executive Officer
Date:	August 19, 2013

