Form 10-Q/A
period 2012-09-30
Boreal Water Collection Inc.
filed 2013-11-04
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Explanatory Note

This Amendment No. 2 (the “Amendment”) to the Form 10-Q of Boreal Water (the “Company”), amends and restates the Company’s Form 10-Q for the quarter ended September 30, 2012 (“Original Filing”), which was originally filed with the Securities and Exchange Commission (the SEC) on December 20, 2012.

We are filing this Amendment for the purpose of amending Part I, Item 1 of the Original Filing.  There are changes in the (i) Balance Sheet; (ii) Statements of Changes in Stockholders’ Equity (to include restated amounts); (iii)  adjustment to the Cash Flow Statement (as it relates to the supplemental disclosures); and (iv)  amending  Footnotes to Financial Statements (Notes 2, 6, 9, 10 and 13).

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Boreal Water Collection Inc.

For The Quarterly Period Ended September 30, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,162	$68,345
Accounts receivable, less allowance for doubtful accounts of $8,219 and $10,715 at September 30, 2012 and December 31, 2011, respectively	131,822	91,327
Inventory	298,355	136,875
Prepaids	64,288	56,946
Total current assets	521,627	353,493
Property and equipment, net of accumulated depreciation	3,238,386	3,407,011
Other assets
License, net of accumulated amortization of $885,734 and $732,434 at September 30, 2012 and December 31, 2011, respectively	136,266	289,566
Security deposit	4,500	29,840
Total other assets	140,766	319,406
Total assets	$3,900,779	$4,079,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$250,000	$250,000
Loan payable - property taxes	61,262	85,973
Loan payable - equipment	15,000	55,000
Mortgage payable - bank	1,840,000	1,840,000
Accounts payable and accrued expenses	518,970	321,607
Deferred revenue	–	12,292
Deposit on purchases of common shares	65,000	–
Due to Related Party	231,523	125,412
Total current liabilities	2,981,755	2,728,908
Deferred Tax Liability	883,185	883,185
Long-term portion of loan payable – property taxes	–	38,644
	3,864,940	3,612,093
Stockholders' equity
Common stock, $.001 par value; 600,000,000 shares authorized, 310,158,889 and 292,903,333 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	310,159	292,903
Additional paid-in capital	2,839,973	2,675,229
Treasury stock, 100,000 shares of common stock, at cost	(1,525)	–
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(3,112,768)	(2,500,315)
Total stockholders' equity	35,839	467,817
Total liabilities and stockholders' equity	$3,900,779	$4,079,910

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$779,030	$841,381	$2,127,259	$2,163,312
Cost of sales	619,184	659,291	1,496,184	1,695,634
Gross profit	159,846	182,090	631,075	467,678

Operating Expenses

Selling and general and administrative	304,912	424,051	834,520	758,516
Depreciation and amortization	109,469	108,300	331,441	324,900

Total expenses	414,381	532,351	1,165,961	1,083,416

Net operating income	(254,535)	(350,261)	(534,886)	(615,738)

Other income (expense)

Rental income	2,600	2,600	7,800	7,600
Gain (loss) on sale of equipment	1,622	–	567	–
Interest expense	(27,595)	(20,045)	(84,434)	(70,286)

Total other income (expense)	(23,373)	(17,445)	(76,067)	(62,686)

Net income (loss) before income taxes	(277,908)	(367,706)	(610,953)	(678,424)

Provision for income taxes	(1,500)	–	(1,500)	–

Net income (loss)	$(279,408)	$(367,706)	$(612,453)	$(678,424)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.0020)	$(0.003)

Weighted average number of common shares outstanding, basic and fully diluted	309,273,193	289,715,994	301,633,905	252,152,639

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Treasury
	Shares	Amount	Capital	Stock	Earnings	Total
Balance, December 31, 2010	252,152,639	$252,152	$1,742,656	$–	$(1,221,488)	$773,320
Common shares issued in settlement of debt obligation	5,952,500	5,953	(5,953)			–
Stock-based compensation	3,400,000	3,400	166,600			170,000
Common shares issued for cash	10,000,000	10,000	133,575			143,575
Common shares issued in settlement of unpaid wages	5,331,494	5,331	47,984			53,315
Common shares issued In settlement of debt obligation	10,766,700	10,767	96,900			107,667
Common shares issued for services	300,000	300	2,700			3,000
Common shares issued in settlement of debt obligation	5,000,000	5,000	45,000			50,000
Extinguishment of debt			445,767			445,767
Net loss - December 31, 2011					(1,278,827)	(1,278,827)
Balance, December 31, 2011	292,903,333	$292,903	$2,675,229	–	$(2,500,315)	$467,817
Purchase of treasury shares				(1,525)		(1,525)
Stock-based compensation	3,000,000	3,000	27,000			30,000
Common shares issued for services	3,255,556	3,256	28,744			32,000
Common shares issued for cash	8,000,000	8,000	112,000			120,000
Common shares issued, not previously recognized - Note 13	3,000,000	3,000	(3,000)			–
Net loss - September 30, 2012					(612,453)	(612,453)
Balance, September 30, 2012	310,158,889	$310,159	$2,839,973	$(1,525)	$(3,112,768)	$35,839

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operations
Net income (loss)	$(612,453)	$(678,424)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	331,440	324,900
Stock-based compensation	30,000	261,397
Stock issued for services	32,000	–
Adjustment of allowance for doubtful accounts	(7,886)	–
Gain on sale of fixed asset	(567)	–
Changes in operating assets and liabilities:
Accounts receivable	(32,609)	43,110
Inventory	(161,480)	(73,372)
Prepaid expenses	(7,342)	(27,880)
Employee advances	–	400
Security deposits refunded	25,340	–
Accounts payable and accrued expenses	197,363	(107,377)
Deferred revenue	(12,292)	2,454
Net cash used for operating activities	(218,486)	(254,792)

Cash Flows from investing activities
Proceeds from sale of fixed asset	3,000	–
Purchases of property and equipment	(11,948)	(20,908)

Net cash provided by (used for) investing activities	(8,948)	(20,908)

Cash flows from financing activities
Issuance of common stock	120,000	143,575
Deposit on purchases of common shares	65,000	–
Related party advances	106,111	26,442
Advances from officer	–	140,882
Payments on capital lease obligation	–	(12,381)
Payments against loan payment - property taxes	(63,335)	–
Payments on equipment loan	(40,000)	–
Payments against mortgage payable to bank	–	(60,000)
Purchase of treasury shares, at cost	(1,525)	–

Net cash provided by financing activities	186,251	238,518

Net increase (decrease) in cash	(41,183)	(37,182)
Cash, beginning of period	68,345	38,393
Cash, end of period	$27,162	$1,211

Supplemental disclosures:
Cash paid during the year for:
Interest	$20,393	$70,286
Non-cash investing and financing transactions:
Common stock issued in settlement of debt obligations	$–	$157,967
Common stock in settlement of unpaid wages	$–	$53,315
Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$30,000	$–
Issuance of 3,255,556 shares of common stock in connection with professional services rendered	$32,000	$–
Conversion of unpaid property taxes from accounts payable to loan payable – County of Sullivan	$–	$200,056

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

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenue on the date the product is shipped, whether it is shipped f.o.b. destination or f.o.b. shipping point, due to the short distance and time it takes for the product to reach its final destination. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions, and the nature and volume of the product. The company offers very few discounts, allowances, coupons, or other similar incentive programs. Net sales are determined after deduction of any promotional or other allowances in accordance with FASB ASC Topic 605-50. The Company offers its customers a right to return product previously shipped, and when the product is actually return, the customer’s account is credited for the full value of the returned product. The Company’s normal shipping terms f.o.b. destination, which designates that the Company will pay shipping costs and remain responsible for the goods until the buyer takes possession and f.o.b. shipping point, which indicates that the buyer will pay for shipping costs and takes responsibility for the product when the product is shipped from the Company’s premise. New and certain large customers, which require the purchase of unique materials, are required to pay the Company in advance of production. This helps the Company avoid bad debts and scamming customers. These advances are recorded as deferred revenue. Revenue is recognized when the product is shipped to the customer; the deferred revenue account is then reduced accordingly.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Revenue recognition (continued)

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

Nonemployee awards

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50. The Company recorded stock compensation of approximately $32,000 and $-0- during the nine month periods ended September 30, 2012 and 2011, respectively, related to consulting services.

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

Note 9—Short-Term Debt

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest is based on 90-day Libor at 4.50%. The $1.9 million mortgage is personally guaranteed by the Company’s chief executive officer. The balance due against this mortgage at December 31, 2011 was $1,840,000. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012. On April 3, 2012, the Agreement period was further extended until October 3, 2012. On October 3, 2012 the forbearance agreement expired and the company is currently is in default its mortgage obligation. The Company is presently negotiating with a finance company to pay back the mortgage that is due to Wells Fargo Bank. There is no guarantee or assurance we will be able to close any loan arrangement to repay our current mortgage with Wells Fargo Bank. The inability to close a new loan arrangement to repay the mortgage currently in default would have a material adverse effect on the Company’s ability to carry out its business plan.

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

At this time, it is not possible to provide an estimate of the range of loss in this matter.

A Complaint has since been served, seeking damages totaling $53,600 plus $15,000 in attorney’s fees, alleging violations of Article 11 of New York’s General Obligations Law. Defendants BRWC and Mrs. Lavoie have filed an Answer and Counterclaims, dated September 24, 2012. Counterclaims have been filed against Cortellazi, who has admitted his role in the scheme, and others for fraud, defamation and slander, and damages, including punitive damages and attorney’s fees. At this time, it is not possible to provide an estimate of the range of loss in this matter.

During the process of negotiations with Mr. Cortellazi, Mrs. Lavoie’s signature was forged onto a document authorizing the issuance of 3.0 million shares. This document was sent to the Company’s attorney for further processing with the stock transfer agent. The outside attorney was not aware that he signature had been forged and proceeded to issue instructions to the stock transfer agent to issue the shares. The Company seeks to have these 3.0 million shares cancelled through the ongoing litigation associated with Mr. Cortellazi and his attempt to acquire the Company through fraudulent means.

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

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	President, Treasurer, Chief Financial Officer and Chief Executive Officer
Date:	November 4, 2013

