Form 10-K/A
period 2012-12-31
Boreal Water Collection Inc.
filed 2013-11-04
CIK 1538333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

Amendment No. 3 to

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

Explanatory Note

This Amendment No. 3 (the “Amendment”) to the Form 10-K of Boreal Water (the “Company”), amends and restates the Company’s Form 10-K for the year ended December 31, 2012 (“Original Filing”), which was originally filed with the Securities and Exchange Commission (the SEC) on December 20, 2012 and amended on April 22, 2013 for the sole purpose of furnishing Interactive Data Files as Exhibits 101 in accordance with Rule 405 of Regulation S-T and amended on August 12, 2013 for the sole purpose of providing corrected certifications.

We are filing this Amendment for the purpose of amending Part I, Item 1 and 7 and Part II, Item 7.

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

For the years ended December 31, 2012 and 2011, cost of sales and the gross profit percentages were 80% and 75% and 20% and 25%, respectively. The decrease in gross profit resulted from a 6.3% increase in direct manufacturing expenses and a decrease of 34% for delivery expenses, respectively, partially offset by an increase of 17% in indirect manufacturing expenses. As a percentage of sales, direct manufacturing expenses increased to 62% from 58%, and indirect manufacturing costs increased to 17% from 15%.

Selling and general administrative expenses decreased $162,418, or 16.5% to $817,342 for the year ended December 31, 2012 from $919,760 reported for the comparable period in 2011. As a percentage of sales, selling and general administrative expenses decreased to 30.5% for the year ended December 31, 2012 from 36.8% for the same period in 2011. Direct selling expenses increased $49,420, or 80%, to $111,107 for the year ended December 31, 2012 from $61,687 reported for the comparable period in 2011. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. This increase in direct selling expenses is attributable to the Company’s commitment to accelerating growth by aggressively marketing and promoting the Boreal brand. General administrative expenses decreased $97,242, or 16.6%, to $486,647 for the year ended December 31, 2012 from $583,890 reported for the comparable period in 2011. The decrease is attributable to $164,566 decreases in stock based compensation, salaries-office, fringe benefits, property taxes, insurance, telephone and late fees, partially offset by increases of $67,327 in salaries – supervision, insurance, dues, postage, utilities, office supplies, professional fees, bad debts, bank charges and other miscellaneous expenses. Delivery expenses decreased $114,595 or 34%, to $219,588 for the year ended December 31, 2012 from $334,184 reported for the comparable period in 2011. Delivery expenses are comprised of outside trucking, salaries and related benefits, insurance, repairs and permits. This decrease in delivery expenses is mainly attributable to the lower sales volume in 2012 compared to 2011.

For year ended December 31, 2012, extraordinary items of $67,500, are comprised of a $75,000 legal settlement expense relating to sales of 3/5/6 gallon products (See Settlement of Lawsuit) and a gain of $7,500 on extinguishment of debt which are discussed in Notes 9-10 to our financial statements. For year ended December 31, 2011, the Company reported a loss of $445,767 on extinguishment of debt. The Company restated its financial statements as of and for the year ended December 31, 2011, to recognize a loss on extinguishment of debt, the difference between the reacquisition price, (the fair value of common stock issued) and net carrying amount of the extinguished debt. FASB ASC Topic 470-50-40 provides that the difference between the net carrying amount of the extinguished debt and the reacquisition price be recognized currently in the period of extinguishment. The Company did not recognize the loss of extinguishment of debt in its original filing; it recorded the reacquisition price solely against common stock and additional paid-in capital, without giving recognition to the loss on extinguishment of debt.

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

Cash used in investing activities of $10,944 was the result of the purchase of equipment for $13,944, partially offset by proceeds of sale of asset of $3,000. Cash provided by financing activities was approximately $314,142, comprised of advances from related parties of $158,955, proceeds from sale of common shares of $120,000, deposit on purchases of common shares of $65,000, payments against loan payable obligation for property taxes of $85,739, payments on equipment loan of 47,500 and change in mortgage payable of $103,426.

Comparison of cash flows for year ended December 31, 2012 to year ended December 31, 2011

Net cash used for operating activities increased $170,090, or 308% to $225,170 for the year ended December 31, 2012 from $55,080 for the comparable period in 2011. This increase in net cash used for operating activities, are comprised of decreases in non-cash reconciling adjustments of $616,850 and operating assets and liabilities of $9,165, offset by a decrease in the net loss of $455,925 for the year ended December 2012 as compared to 2011.

Net cash used for investing activities decreased $10,560, or 49% to $10,944 for the year ended December 31, 2012 from $21,504 for the comparable period in 2011. This decrease in net cash used for investing activities are comprised of a decrease in purchases of property and equipment of $7,560 offset by an increase proceeds of from sale of fixed assets $3,000.

Net cash provided from financing activities increased $207,606, or 195% to $314,142 for the year ended December 31, 2012 from $106,536 for the comparable period in 2011. This increase in net cash provided for financing activities are comprised of increases in deposits on purchase of common shares of $65,000, related party transactions, net of $28,202, change in mortgage payable of $163,426 and a decrease in payments of capital lease obligations of $12.292, offset by a decrease in the issuance of common stock of $23,575, increased payments for property taxes loan of $10,239 and increased payments on equipment loans of $27,500.

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

Our plan for the next three years is to provide existing customers with the additional volume they request and seek new business with a view to achieve sales in a range between $3 million to $4 million for the period ending December 31, 2014. In 2015 and 2016, the Company plans on adding equipment to its facility in order to achieve the growth plans described below. Management is currently communicating with potential investors, offering a privately placed convertible note (substantial amount; not specifically disclosed herein to maintain confidentiality).

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Francine Lavoie (1)(2)	2012	0	none	0	none	none	none	none	0

Francine Lavoie	2011	45,370	none	50,000	none	none	none	none	95,370

Christopher Umecki	2012	0	none	0	none	none	none	none	0

Christopher Umecki (2)	2011	0	none	50,000	none	none	none	none	50,000

(1)	Salary includes salary payments foregone by the president and CEO, which was replaced in its entirety by non-cash compensation in the form of the issuance of 5,331,494 shares of common stock valued at $0.01 per share.
(2)	Stock awards represent 1.0 million shares of common stock issued to each officer as a bonus; shares were valued at $0.05 per share.

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

Exhibit Index

Exhibit Number	Description

Exhibit 3.(i)*	Articles of Incorporation
Exhibit 3.(ii)*	By-Laws
Exhibit 10.(i)*	Licensing Agreement, Spring Water – Canada
Exhibit 10.(ii)*	Licensing Agreement, Spring Water – Catskill Mountains
Exhibit 10.(iii)*	Licensing Agreement, Saint-Elie and BRWC, June 26, 2009
Exhibit 10.(iv)*	Dowser LLC lawsuit settlement and Exclusive Master Bottling Rights
Exhibit 10.(v)*	Mortgage documents (Wells Fargo)
Exhibit 10.(vi)*	English translation of Exhibit 10.(i)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
101.INS XBRL*	Instance Document
101.SCH XBRL*	Taxonomy Extension Scheme
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase
101.DEF XBRL*	Taxonomy Extension Definition Linkbase
101.LAB XBRL*	Taxonomy Extension Label Linkbase
101.PRE XBRL*	Taxonomy Presentation Linkbase

________________

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2013

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

