Form 10-Q
period 2013-09-30
Boreal Water Collection Inc.
filed 2013-11-19
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 15, 2013, there were 310,158,907 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended September 30, 2013

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$69,661	$146,373
Accounts receivable, less allowance for doubtful accounts of $9,092 at September 30, 2013 and $8,219 at December 31, 2012.	81,650	90,792
Accounts receivable - other	–	13,624
Inventory	191,200	200,597
Deferred financing costs, net of accumulated amortization	160,006	–
Prepaids	58,760	16,841
Total current assets	561,276	468,227

Property and equipment, net of accumulated depreciation	3,020,412	3,181,172

Other assets
License, net of accumulated amortization	–	85,166
Security deposit	4,500	4,500
Total other assets	4,500	89,666
Total assets	$3,586,188	$3,739,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$432,806	$523,309
Line of credit	250,000	250,000
Current portion of capital lease payable	14,176	–
Loan payable - property taxes	–	38,858
Loan payable - equipment	–	7,500
Loan payable - other	50,000	–
Mortgage payable - bank	900,000	1,943,426
Deposit on purchase of common shares	–	65,000
Due to Related Party	302,516	284,367
Total current liabilities	1,949,498	3,112,460

Long-term liabilities
Deferred Tax Liability	718,440	799,690
Total long-term liabilities	718,440	799,690
Total liabilities	2,667,938	3,912,150

Stockholders' equity
Common stock, $.001 par value; 600,000,000 shares authorized, 322,447,351 and 310,158,889 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	322,447	310,159
Additional paid-in capital	2,912,685	2,839,973
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(2,316,882)	(3,323,217)
Total stockholders' equity	918,250	(173,085)

Total liabilities and stockholders' equity	$3,586,188	$3,739,065

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$571,794	$779,029	$1,640,650	$2,127,259
Cost of sales	489,731	619,184	1,386,647	1,496,184
Gross profit	82,063	159,845	254,003	631,075

Operating Expenses

Selling and general and administrative	146,822	304,912	453,959	834,520
Depreciation and amortization	79,498	109,469	294,187	331,441

Total expenses	226,320	414,381	748,146	1,165,961

Operating income(loss)	(144,257)	(254,536)	(494,143)	(534,886)

Other income (expense)

Interest income	–	–	34	–
Rental income	450	2,600	3,700	7,800
Insurance recovery	–	–	117,473	–
Gain(loss) on sale of equipment	–	1,622	–	567
Interest expense	(22,965)	(27,595)	(77,667)	(84,434)

Total other income (expense)	(22,515)	(23,372)	43,540	(76,067)

Net income (loss) before income taxes	(166,772)	(277,908)	(450,603)	(610,953)

Provision for income taxes (benefit)	(80,125)	(1,500)	(79,750)	(1,500)

Net income(loss) before extraordinary items	(86,647)	(279,408)	(370,853)	(612,453)

Extraordinary item - gain on extinguishment of debt	1,377,188	–	1,377,188	–

Net income (loss)	$1,290,541	$(279,408)	$1,006,335	$(612,453)

Net loss per weighted share, basic and fully diluted

Loss before extraordinary item	$(0.000)	$(0.001)	$0.001	$(0.002)
Extraordinary item	0.004	–	0.004	–
Net income(loss)	$0.004	$(0.001)	$(0.003)	$(0.002)

Weighted average number of common shares outstanding, basic and fully diluted	312,521,526	309,273,193	311,373,538	301,633,905

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2011	292,903,333	$292,903	$2,675,229	$(2,500,315)	$467,817

Stock-based compensation	3,000,000	3,000	27,000		30,000

Common shares issued for services	3,255,556	3,256	28,744		32,000

Common shares issued for cash	8,000,000	8,000	112,000		120,000

Common shares issued, not previously recognized -Note 13	3,000,000	3,000	(3,000)	–	–

Net loss - December 31, 2012				(822,902)	(822,902)

Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	(173,085)

Common shares issued for services	1,538,462	1,538	18,462		20,000

Common shares issued	10,750,000	10,750	54,250		65,000

Net income - September 30, 2013				1,006,335	1,006,335

Balance, September 30, 2013	322,447,351	$322,447	$2,912,685	$(2,316,882)	918,251

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

	September 30,
	2013	2012
Cash flows from operations
Net income (loss)	$1,006,335	$(612,453)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	294,187	331,440
Stock-based compensation	–	30,000
Stock issued for services	20,000	32,000
Allowance for doubtful accounts	873	(7,886)
Extraordinary gain on extinquishment of debt	(1,377,188)	–
Gain on sale of fixed asset	–	(567)
Changes in operating assets and liabilities:
Accounts receivable	8,269	(32,609)
Accounts receivable-other	13,624	–
Inventory	9,397	(161,480)
Deferred financing costs	(22,000)
Security deposits refunded	–	25,340
Prepaid expenses	(30,679)	(7,342)
Deferred taxes	(81,250)
Deferred revenue	–	(12,292)
Accounts payable and accrued expenses	(33,309)	197,363
Net cash used for operating activities	(191,741)	(218,486)

Cash Flows from investing activities
Proceeds from sale of fixed asset	–	3,000
Purchases of property and equipment	(9,954)	(11,948)
Net cash provided by (used for) investing activities	(9,954)	(8,948)

Cash flows from financing activities
Proceeds from loan payable- other	50,000	–
Related party advances, net	18,149	106,111
Issuance of common stock	–	120,000
Deposit on purchases of common stock	–	65,000
Payments on equipment loans	(7,500)	(40,000)
Payments against loan payment - property taxes	(38,858)	(63,335)
Payments on capital lease obligation	(9,585)	–
Increase (decrease) in mortgage payable	112,777	–
Purchase of treasury shares, at cost	–	(1,525)
Net cash provided by financing activities	124,983	186,251

Net increase (decrease) in cash	(76,711)	(41,183)
Cash, beginning of period	146,372	68,345
Cash, end of period	$69,661	$27,162

Supplemental disclosures:
Cash paid during the year for:
Interest	$15,655	$20,393
Taxes	$1,500	$–

Non-cash investing and financing transactions:
Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$–	$30,000
Issuance of 3,255,556 shares of common stock in connection with professional services rendered	$–	$32,000
Issuance of 1,538,462 shares of common stock in connection with professional services rendered	$20,000	$–
Issuance of 10.750M shares of common stock for $65,000 which was received in a prior year and shown on the balance sheet as deposit on purchase	$65,000	$–

The accompanying notes are an integral part of these financial statements

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2013

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

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Revenue recognition (continued)

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

September 30, 2013

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2013 and December 31, 2012.

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

September 30, 2013

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Income Taxes (continued)

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the nine month period ended September 30, 2013.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the nine month periods ended September 30, 2013 and 2012, the Company recorded $0 and $30,000, respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50. The Company recorded stock compensation of approximately $20,000 and $32,000 during the nine month periods ended September 30, 2013 and 2012, respectively, related to consulting services.

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

September 30, 2013

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

September 30, 2013

(Unaudited)

Note 2—Summary of significant accounting principles (continued)

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

In October 2012, the FASB issued ASU No 2012-04, “Technical Corrections and Improvement s.”This Update makes technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The changes clarify the Codification or correct unintended application of guidance and are not expected to have a significant impact on current accounting practices. The majority of the amendments in this Update are effective immediately with a few limited scope amendments (mainly related to Plan Accounting) that will be effective for fiscal years beginning after December 15, 2012 for public companies. This guidance had no significant impact on the Company’s financials since it was primarily issued to provide corrections and/or clarifications of currently issued guidance.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The main purpose of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified in its entirety to net income. Furthermore, information about amounts reclassified out of accumulated other comprehensive income must be shown by component. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public companies. The Company does not expect this update to impact its financials since it does not have any comprehensive income items. However, if any are noted in the future, the appropriate disclosures will be incorporated

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2013

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

Note 4 – Inventory

Inventory consists of the following categories:

	September 30,	December 31,
	2013	2012

Raw materials	$153,736	$139,547
Finished Goods	37,464	61,050
Total	$191,200	$200,597

Note 5—Property and Equipment

Equipment consists of the following categories at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Building	$2,376,000	$2,376,000
Land	324,000	324,000
Leasehold improvements	39,635	33,135
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,075,394	1,048,179
Transportation equipment	50,250	54,000
Other	170,310	170,310
	4,078,755	4,048,790
Less: accumulated depreciation	1,058,343	867,618
Total	$3,020,412	$3,181,172

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Note 5—License

On December 17, 2007, the Company entered into an exclusive licensing agreement (“Agreement”) with a Canadian bottle water company to distribute, sell, advertise, promote, and market under private label, its products in the United States., with an original cost of $2.0 million. The Agreement was subsequently revised and replaced with a new Agreement on June 16, 2008 at a cost of $1.022 million. The Company’s president and CEO is the principal shareholder of the Canadian company. The license is being amortized over a five year period from June 16, 2008. At September 30, 2013 and December 31, 2012, the unamortized balance is as follows:

At September 30, 2013 and December 31, 2012, the unamortized balance is as follows:

	September 30,	December 31,
	2013	2012
License:
Cost of license	$1,022,000	$1,022,000
Accumulated amortization	1,022,000	936,833

License, net	$–	$85,166

Note 6—Stockholders’ Equity

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

On September 11, 2013, the Company issued 10.75 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $65,000 that was received in a previous year and presented on the balance sheet as a deposit on purchase of common shares.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Note 7—Income Taxes

At December 30, 2012, the Company had approximately $3.9 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,560,000	$1,560,000
Other temporary differences	–	–
Deferred tax assets	1,560,000	1,560,000
Less: Valuation allowance	(1,560,000)	(1,560,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(718,440)	$(799,690)

Net deferred tax assets (liabilities)	$(718,440)	$(799,690)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately  $1,560,000 and $1,560,000 at September 30, 2013 and December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the nine month period ended September 30, 2013 or the year ended December 31, 2012.

Note 8—Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At September 30, 2013, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Note 9—Short-Term Debt

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest is based on 90-day Libor at 4.50%. The $1.9 million mortgage is personally guaranteed by the Company’s chief executive officer. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012. On April 3, 2012, the Agreement period was further extended until October 3, 2012. On October 3, 2012 the forbearance agreement expired and the company was in default its mortgage obligation.

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

In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. On September 5, 2013, a Satisfaction of Mortgage, as well as a Termination of Assignment of Leases and Rents, was filed in Sullivan County, New York.  Wells Fargo Bank National Association was the mortgagor and assignee.  Boreal Water Collection, Inc. was the mortgagee and assignor.  Both documents were signed by the parties on August 21, 2013, bringing to a close the loan relationship between the parties as described in previous filings of the registrant. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the Income Statement as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000.

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

On May 31, 2011, the Company entered into a payment arrangement (“Agreement”) with the County of Sullivan for payment of past due property taxes. The Agreement provided for a down payment of approximately $30,000, which was equal to 15.0% of the eligible delinquent taxes, with the balance of $192,153 due in 24 monthly payments of principal and interest of $8,006. The $30,000 down payment was paid on May 31, 2011. As part of the Agreement, the County of Sullivan would obtain a Judgment of Foreclosure, however, the County of Sullivan acknowledged that it would not take title of the property, unless and until the Company was in default and breached the terms within the Agreement, and further it would not take title sooner than two years from the date of the levy of the earliest outstanding lien. At September 30, 2013 and December 31, 2012, the balance due against this note was approximately $0 and $38,000, respectively.

During June 2013, a third party loaned the Company $50,000 bearing interest at 4% and maturing June 2014.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Note 10—Related Party

At September 30, 2013 and December 31, 2012, the Company owed a related party approximately $303,000 and $284,000, respectively, for ongoing operating and purchase transactions with the related party company.

For the nine months ended 2013 and 2012 the Company made purchases from the third party of $41,456 and $38,522, respectively and made sales to the related party of $36,063 and $40,484, respectively.

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

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending December 31,
2013	$16,250
2014	65,000
2015	65,000
2016	65,000
2017	65,000
Thereafter	1,356,667
$1,632,917

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

September 30, 2013

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

A.	RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Comparison of three months ended September 30, 2013 to the three months ended September 30, 2012

The Company reported a net income of $1,290,541 and net loss $279,408 for the quarterly periods ended September 30, 2013 and 2012, respectively, a decrease in net loss of $1,569,949, or 561%. The details of this decrease in net loss are discussed in the paragraphs below.

For the quarters ended September 30, 2013 and 2012, we reported sales of $571,794 and $779,029, a decrease of $207,235, or 26.6%. This decrease in sales is primarily attributable to a $208,680, $8,450, $8,365 and $7,936 decrease in copacking sales, house brand products, transportation and pallets/miscellaneous sales, respectively, partially offset by an increase in one gallon sales of $12,564 and label sales of $13,632. The decrease in sales of our copacking product resulted from the loss of a large customer, The increase in one gallon and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) select price increases, which had a minimum impact on sales reported for the quarter ended September 30, 2013, (iii) improve our distribution network and (iv) aggressively grow our copacking and label business.

For the quarters ended September 30, 2013 and 2012, cost of sales were 86% and 80% and the gross profit percentages were 14% and 20%, respectively.

Selling and general administrative expenses decreased $158,090, or 51.8% to $146,822 for the quarterly period ended September 30, 2013 from $304,912 reported for the comparable period in 2012. As a percentage of sales, selling and general administrative expenses decreased to 26% for the quarter ended September 30, 2013 from 39% for the same period in 2012. Direct selling expenses decreased $66,927, to $49,931 in the quarterly period ended September 30, 2013 from $116,858 reported for the comparable period in 2012. Direct selling expenses are comprised of delivery, advertising, and related travel costs. This decrease in direct selling expenses is attributable to the elimination of a sales employee and delivery related expenses as a result of lower co-packing sales.

General administrative expenses decreased $91,163, or 48%, to $96,890 for the three month period ended September 30, 2013 from $188,053 reported for the comparable period in 2012. This $91,163 decrease is primarily attributed to a $12,943, $37,149, $1,575, $5,661, $201, $16,391 $1,384 and $50,000 decrease in payroll tax, insurance, bank charges, professional fees, 3rd party payroll processing, utilities, postage and legal settlements, respectively, partially offset by a $1,075, $13,000, $3,201, $3,433, $4,111, $1,162, $1,609, $272 and $6,278 increase in bonus compensation, office salary, property tax, D&O insurance, health insurance, office/miscellaneous expenses, dues and subscriptions, telephone/internet and late fees, respectively. The $50,000 represents the cost of a settlement relating to product purchases.

For the three months ended September 30, 2013, extraordinary items are comprised of a gain of $1,377,187 as a result of an agreement with our prior mortgage holder which is discussed in Note 9 to our financial statements.

For the three month period ended September 30, 2013 and 2012, we reported interest expense of $22,965 and $27,595, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 8–9 to our financial statements for the nine month periods ended September 30, 2013 and 2012.

Other income totaled $450 and $4,222 for the three month periods ended September 30, 2013 and 2012, respectively, a decrease of $3,772, which resulted primarily from a $2,150 in rental income of the company owned house.

For the three month periods ended September 30, 2013 and 2012, the Company did not pay any federal income taxes.

Comparison of nine months ended September 30, 2013 to the nine months ended September 30, 2012

The Company reported net income of $1,006,355 and a net loss of $612,453 for the nine month periods ended September 30, 2013 and 2012, respectively, a decrease in net profit of $1,618,788, or 264%. The details of this increase in net income are discussed in the paragraphs below.

For the nine months ended September 30, 2013 and 2012, we reported sales of $1,640,650 and $2,127,259, a decrease of $486,609, or 22.8%. This decrease in sales is primarily attributable to a $118,189, 95,383, 241,448, 6,605, 22,694 and $10,789 decrease in one gallon product sales, 3/5/6 gallon products, co-packing sales, house brand, labels and pallets/miscellaneous sales, respectively, partially offset by an increase in transport sales of $8,499. The decrease in sales of our one gallon product resulted from the loss of a large customer, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during May 2012 in accordance with a legal settlement (See Settlement of Lawsuit).

For the nine months ended September 30, 2013 and 2012, cost of sales were 85% and 70% and the gross profit percentages were 15% and 30%, respectively. The increase in cost of sales and the resulting decrease in gross profit is a direct result of lower sales as explained above.

Selling and general administrative expenses decreased $380,561, or 45.6% to $453,959 for the nine month period ended September 30, 2013 from $834,520 reported for the comparable period in 2012. As a percentage of sales, selling and general administrative expenses decreased to 28% for the nine months ended September 30, 2013 from 39% for the same period in 2012. Direct selling expenses decreased $127,725, or 47%, to $142,090 in the nine months ended September 30, 2013 from $269,815 reported for the comparable period in 2012. Direct selling expenses are comprised of delivery expense, sales compensation costs, advertising, and related travel costs. This decrease in direct selling expenses is attributable to the elimination of a sales employee and delivery related expenses due to less co-packing sales. General administrative expenses decreased $252,836, or 44.8%, to $311,868 for the nine months ended September 30, 2013 from $564,705 reported for the comparable period in 2012. This $252,836 decrease is primarily attributed to $39,000, $42,664, $87,477, $415, $36,225, $62,190 $2,042, $3,220, $379 and $74,127 decrease in stock compensation expense, payroll tax, insurance, office supplies, professional fees, utilities, postage, dues and subscriptions, telephone/internet and legal settlements, respectively, partially offset by a $53,455, $9,548, $11,637, $5,476, $1,142, $6,196, and $7,451 increase in compensation expenses, property tax, D&O insurance, health insurance, bank fees, miscellaneous expenses, public trade fees, and late fees,

For the nine months ended September 30, 2013 2012, we reported interest expense of $77,667 and $84,434, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 8-9 to our financial statements for the nine month periods ended September 30, 2013 and 2012.

Other income totaled $121,207 and $8,367 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $112,840, which resulted primarily from an insurance claim.

For the nine months ended September 30, 2013 and 2012, the Company did not pay any federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $2,316,882. Liquid assets at September 30, 2013 consisted primarily of cash and cash equivalents of $69,661. Current liabilities of $1,949,498 exceeded current assets by $1,388,222. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash decreased $76,712 to $69,661 at September 30, 2013, as compared to $146,373 at December 31, 2012, which results from the following:

Net income	$1,006,335

Adjustments to reconcile net income to net cash	(1,062,128)

Changes in operating assets and liabilities	(135,948)

Net cash used by operating activities	(191,741)

Investing activities	(9,954)

Financing activities	124,983

Net decrease in cash	$(76,711)

Cash used by our operating activities for the nine months ended September 30, 2013 was approximately $191,741, comprised of a net income of $1,006,335, noncash reconciling adjustments of $(1,062,128), changes in operating assets and liabilities of $(135,948). Noncash reconciling adjustments include stock-based compensation of $20,000, allowance for doubtful accounts of $873, extraordinary gain on extinguishment of debt of $(1,377,188), and depreciation and amortization of $294,187.

The $(135,948) change in operating assets and liabilities is primarily attributable to an increases in deferred financing costs of $22,000, prepaid expenses of $30,679,deferred taxes of $81,250, accounts payable and accrued expenses of $33,309, partially offset by a decreases in accounts receivable of $8,269, accounts receivable – other of $13,624, and inventory of 9,397.

Cash used in investing activities of $9,954 is a result of the purchase of equipment.

Cash provided by financing activities was approximately $189,983, comprised of advances from related parties of $18,149, proceeds from loan payable of $ 50,000, increase in mortgage payable of $112,777, partially offset by payments on equipment loans of $7,500, payments against loan payable obligation for property taxes of $38,858 and payments on capital lease obligation of $9,585.

On April 3, 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest is based on 90-day Libor at 4.00%. The $1.9 million mortgage is personally guaranteed by the Company’s chief executive officer.. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012.

In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the Income Statement as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender”. This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000.

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

The company currently is consuming cash reserves at the rate of approximately $15,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At September 30, 2013, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at September 30, 2013.

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

The “Cortellazi, et al Matter:”

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

On September 11, 2013, the Company issued 10.75 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $65,000 that was received in a previous year and presented on the balance sheet as a deposit on purchase of common shares.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Satisfaction of Mortgage
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Temporary Hardship Exemption
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Scheme
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

__________

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	President, Treasurer, Chief Financial Officer and Chief Executive Officer
Date:	November 19, 2013

