Form 10-K/A
period 2012-12-31
Boreal Water Collection Inc.
filed 2013-12-03
CIK 1538333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

Amendment No. 4 to

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

Explanatory Note

This Amendment No. 4 (the “Amendment”) to the Form 10-K of Boreal Water (the “Company”), amends and restates the Company’s Form 10-K for the year ended December 31, 2012 (“Original Filing”), which was originally filed with the Securities and Exchange Commission (the SEC) on December 20, 2012 and amended on April 22, 2013 for the sole purpose of furnishing Interactive Data Files as Exhibits 101 in accordance with Rule 405 of Regulation S-T, amended on August 12, 2013 for the sole purpose of providing corrected certifications and amended on November 4, 2013 for the sole purpose of amending Part I, Item 1 and 7 and Part II, Item 7.

We are filing this Amendment for the purpose of amending Part II, Item 7.

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

Date: December 3, 2013

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

