Form 10-K
period 2013-12-31
Boreal Water Collection Inc.
filed 2014-06-26
CIK 1538333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. ☐  Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013 was approximately $700,000.

The number of shares of the Registrant’s common stock outstanding on June 18, 2014 was 333,068,617.

FORM 10-K
TABLE OF CONTENTS

i

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

PART I

ITEM 1. BUSINESS.

Overview

Boreal Water Collection, Inc. (“Boreal” or the “Company”) was incorporated in the State of Nevada on August 21, 2001. The Company is trading on the OTC (www.otcmarkets.com), “OTC” under the symbol (BRWC). Please check us out at http://www.otcmarkets.com/stock/BRWC/quote.

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

The Company has its principal executive offices at 4496 State Road 42 North Kiamesha Lake, NY 12751. The telephone number for our executive offices is 845-794-0400. Boreal Water Collection’s internet address is www.borealwater.com. Our common stock is quoted on www.otcmarkets.com (secondary market); BRWC.

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

•    Strong customer base, good customer relationships: We and our affiliated company, Les Sources Saint-Elie Inc. (Quebec, Canada), have always emphasized customization and product quality, and, this emphasis on customization and quality has helped us earn the reputation we currently enjoy in the marketplace.

We pack for a number of high-profile brands. Our Customers are a well-diversified mix of beverage and other companies and represent a variety of retail channels and include retailers and large water marketers.

•    Future growth: Management believes BRWC has positioned itself for future growth, and it continues to drive the company closer to fulfilling its mission to become one of North America’s leading producers of high-end private label bottled water.

Key elements of future growth: (1) capital expenditures for new equipment, (2) enhanced customer service, (3) focusing on the non-commoditized business, and (4) a continued effort to maintain excellent relations with our vendors and customers. We also have plans to increase our bottling capabilities.

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

We have an ongoing licensing/exclusive distribution agreement with Saint-Elie. Our first agreement was dated December 17, 2007. It was amended on June 18, 2008 and then both agreements were replaced by the current “Revised Licensing Agreement” dated June 26, 2009 (“distribution agreement” - an exhibit to this Registration Statement). The distribution agreement has a term of 5 years, with automatic one year extensions thereafter. Generally, the distribution agreement is an exclusive distribution and branding agreement for Saint-Elie products in the United States (and its possessions). The distribution agreement flat fee is $1 million (U.S.) (“flat fee”). Saint-Elie is also paid 5% of sublicensing fees and was issued 22 million shares of restricted BRWC common stock. Boreal is responsible for its own bottling, packaging, delivery and sub-marketing arrangements and expenses. BRWC co-pack one large customer for Saint-Elie because BRWC can produce distilled water and Saint-Elie does not. Saint-Elie co-packs for a few customers of BRWC; Saint-Elie produces sparkling water and BRWC does not.

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

•    Bottles: A full range of sizes are available, from 8 ounces to 1 gallon. BRWC has many styles of bottles with many shapes so that the customers can select from a variety of styles, colors and shapes.

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

Status of any publicly announced new product or service:

The Company’s 75,000 square foot facility has 3 flexible Polyethylene terephthalate (“PET”) lines. Our PET lines are unique in that they can accommodate various bottle sizes, labels, and production runs. When investment or operationally supplied funds are available, BRWC intends to install two new lines in the near future, one being a sparkling water bottling line and the second one being a glass bottling line.

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

•    Location: BRWC’s facility is located in the famous Catskills Mountains, 90 miles away from New York City, and only 17 miles from Alpine Springs, the source of our natural spring water. Most competitors in this class are smaller in scale and at a competitive disadvantage in the markets BRWC currently serves due to a more limited range of services and geographical location. (For bottlers in other geographies, freight costs may make shipping to BRWC’s coverage area prohibitive.).

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

•    BRWC conducts our business with customers largely through purchase orders. Occasionally we have “co-packing” arrangements with some major customers. We have three pricing methods:

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

No Dependence on one or a few major customers:

We do not rely or depend on one or only a few major customers. For the year ended December 31, 2013 and 2012, respectively, we reported sales of $2,151,513 and $2,680,429, a decrease of $528,916, or 19.7%. The decrease is attributable to a decrease of $119,743 in one gallon product sales, $109,306 in 3/5/6 gallon products, $292,735 in co-packing, $8,827 in house brand and $7,408 in label sales, partially offset by increases of $7,448 for transport sales and $1,655 pallets sales. The decrease in sales of our one gallon and co-packing resulted from the loss of two customers, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during September 30, 2012 in accordance with a legal settlement (See Settlement of Lawsuit).

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

Financial Information

The sole source of Boreal Water Collection’s revenue and income is our water bottling and sales activity. The following table sets forth our total gross revenues and net income (loss) reported by the Company for the years ended December 31, 2013 and 2012.

Accounting	Gross	Net
Period	Revenues	Income (Loss)
Year ended December 31, 2013	$2,151,513	$849,748
Year ended December 31, 2012	$2,680,429	$(822,902)

In August 2013, the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the Income Statement as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000.

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

In October 2013, the parties to this action reached a settlement in the amount of $30,000, which provided that the Company would make monthly cash payments of $1,000 per month over a 30 month period of time and also reissue three million shares in exchange for the same shares in Gambino’s possession.

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

ITEM 4. Mine Safety Disclosures.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is traded under the symbol BRWC on www.otcmarkets.com.

(b) Holders

Period end date; December 31, 2013.

(i)	Number of shares authorized;
600,000,000.
(ii)	Number of shares outstanding;
322,447,351
(iii)	Freely tradable shares (public float);
45,708,326
(iv)	Total number of beneficial shareholders
Francine Lavoie is the only beneficial shareholder.
(v)	Total number of shareholders on record;
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

A.	RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

Comparison of year ended December 31, 2013 to year ended December 31, 2012

For the years ended December 31, 2013 and 2012, we reported sales of $2,151,513 and $2,680,429, a decrease of $528,916, or 19.7%. The decrease is attributable to a decrease of $119,743 in one gallon product sales, $109,306 in 3/5/6 gallon products, $292,735 in co-packing, $8,827 in house brand and $7,408 in label sales, partially offset by increases of $7,448 for transport sales and $1,655 pallets sales. The decrease in sales of our one gallon and co-packing resulted from the loss of two customers, and the decrease in sales of our 3/5/6 gallon products resulted from shutting down the production line during September 30, 2012 in accordance with a legal settlement (See Settlement of Lawsuit).

For the years ended December 31, 2013 and 2012, cost of sales and the gross profit percentages were 84% and 80% and 16% and 20%, respectively. The decrease in gross profit resulted from lower sales levels in 2013 absorbing the same fixed factory overhead.

Selling and general administrative expenses decreased $223,127, or 27.3% to $594,215 for the year ended December 31, 2013 from $817,342 reported for the comparable period in 2012. As a percentage of sales, selling and general administrative expenses decreased to 27.6% for the year ended December 31, 2013 from 30% for the same period in 2012. Direct selling expenses decreased $92,947, or 84%, to $18,159 for the year ended December 31, 2013 from $111,107 reported for the comparable period in 2012. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs. This decrease in direct selling expenses is attributable to the Company’s commitment to reduce expenses in light of lower sales. General administrative expenses decreased $118,854, or 24.4%, to $367,793 for the year ended December 31, 2013 from $486,647 reported for the comparable period in 2012. The decrease is attributable to $162,217 in decreases in stock based compensation, salaries-supervision, fringe benefits, professional fees, property taxes, office supplies, utilities, postage, dues, bad debts and telephone, partially offset by increases of $43,363 in salaries – office, insurance, bank charges, bad debts, late fees and other miscellaneous expenses. Delivery expenses decreased $51,491 or 23.4%, to $168,096 for the year ended December 31, 2013 from $219,588 reported for the comparable period in 2012. Delivery expenses are comprised of outside trucking, salaries and related benefits, insurance, repairs and permits. This decrease in delivery expenses is mainly attributable to the lower sales volume in 2013 compared to 2012.

For year ended December 31, 2013, extraordinary items of $1,347,188, are comprised of a $30,000 legal settlement expense relating to settlement of a lawsuit (See Settlement of Lawsuit) and a gain of $1,377,178 on extinguishment of debt which are discussed in Notes 9-10 to our financial statements.

For the years ended December 31, 2013 and 2012, we reported interest expense of $109,404 and $127,704, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 9-10 to our financial statements for the twelve month ended December 31, 2013 and 2012.

Other income totaled $122,557 and $11,167 for the years ended December 31, 2013 and 2012, respectively.

For the years ended December 31, 2013 and 2012, the Company did not pay any federal income taxes. For the year ended December 31, 2013 and 2012, the Company recorded income tax benefit of approximately $380,000 and $82,000, respectively, which represents the change in the difference between book and tax basis of assets originally acquired in a bargain asset purchase.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $2,773,469. Liquid assets at December 31, 2013 consisted primarily of cash and cash equivalents of $63,420. Current liabilities of $1,994,078 exceeded current assets by $1,538,231. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives. Until the company is successful in securing funds investors they have begun to stretch payments to its vendors and thus its obligations to those vendors have increased from the prior year. There is no guarantee that the Company will be able to raise funds from outside investors or continue to rely on its vendors to help finance its operations.

Cash decreased $82,953 to $63,420 at December 31, 2013, as compared to $146,373 at December 31, 2012, which results from the following:

Net Income	$849,748

Adjustments to reconcile net income to net cash	(725,905)

Changes in operating assets and liabilities	(309,509)

Net cash used by operating activities	(185,666)

Investing activities	(11,939)

Financing activities	114,652

Net decrease in cash	$(82,953)

Cash used by our operating activities for the year ended December 31, 2012 was $185,666, comprised of a net income of $849,748, noncash reconciling adjustments of $725,905, and changes in operating assets and liabilities of $309,509. Noncash reconciling adjustments include an impairment charge of $117,077, stock issued for services of $20,000, and depreciation and amortization of $519,918, partially offset by decreases in allowance for doubtful accounts of $5,713 and an extraordinary gain on extinguishment of debt of $1,377,187.

The $309,509 change in operating assets and liabilities is primarily attributable to an increase in accounts receivable –other of $13,624, inventory of $53,860, accounts payable of $30,993, partially offset by a decrease in accounts receivable of $3,119, deferred financing costs of $22,000, prepaid expenses of $1,617, and a decrease in deferred tax liability of $ 381,250.

Cash used in investing activities of $11,939 was the result of the purchase of equipment for $11,939. Cash provided by financing activities was approximately $114,652, comprised of an increase in loan payable – other $50,000, advances from related parties of $13,273, change in mortgage payable of $112,777, payments against loan payable obligation for property taxes of $38,858, payments on equipment loan of $7,500, and payments on capital lease obligations of $ 15,040.

Comparison of cash flows for year ended December 31, 2013 to year ended December 31, 2012

Net cash used for operating activities decreased $39,504, or 18% to $185,666 for the year ended December 31, 2013 from $225,170 for the comparable period in 2012. This decrease in net cash used for operating activities, are comprised of decreases in non-cash reconciling adjustments of $1,221,202 and operating assets and liabilities of $411,944, offset by an increase in net income of $1,672,650 for the year ended December 2013 as compared to 2012.

Net cash used for investing activities increased $995, or 9% to $11,939 for the year ended December 31, 2013 from $10,944 for the comparable period in 2012. This increase in net cash used for investing activities is comprised of a decrease in purchases of property and equipment of $2,005, partially offset by a $3,000 decrease in proceeds received from sale of fixed assets.

Net cash provided from financing activities decreased $199,490, or 64% to $114,652 for the year ended December 31, 2013 from $314,142 for the comparable period in 2012. This decrease is comprised of a $145,682 decrease in related party advances, a $120,000 decrease in in issuance of common stock, a $65,000 decrease in deposit on purchases of common stock, and a $15,040 increase in payments against capital lease obligations, partially offset by $50,000 increase in proceeds from loan payable—other, a $40,000 decrease in payments on equipment loans, a $46,881 decrease in payments against a property tax loan, and a $9,351 change in mortgage payable.

In August 2013, the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the Income Statement as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000.

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

The company currently is consuming cash reserves at the rate of approximately $15,000 per month assuming current levels of revenue and has been increasing the days outstanding with its vendors. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth.

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At December 31, 2013, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at December 31, 2013.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Audited Financial Statements ending December 31, 2013. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made.

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

Our plan for the next three years is to provide existing customers with the additional volume they request and seek new business with a view to achieve sales in a range between $3 million to $4 million for the period ending December 31, 2015. In 2016 and 2017, the Company plans on adding equipment to its facility in order to achieve the growth plans described below. Management is currently communicating with potential investors, offering a privately placed convertible note (substantial amount; not specifically disclosed herein to maintain confidentiality).

Any such private investment sought and secured from foreign investors will be in compliance with Regulation S of the SEC. We also use the “sophistication” standard of Rule 506 of Regulation D of the SEC in helping us determine the suitability of all potential investors, including those located in other nations.

We do not anticipate the need for acquiring or licensing further water sources. We will, however, look to private funding to provide for the following:

•	$800,000 working capital to build our sales force and strengthen our marketing and promotion programs, including extending our geographic coverage as our capacity increases (see new installations below).

•	Install a sparkling water bottle line; $250,000 needed as a down payment on financing the line purchase ($600,000 estimated total investment).

•	Install a glass bottling line; $250,000 needed as a down payment on financing the line purchase ($350,000 estimated total investment).

•	Upgrade our plant facility to export standards--$250,000.

Here is our estimated cost summary:

Working capital and building management	$800,000.00
Upgrading NY plant standards for export	250,000.00
Sparkling water filling line	600,000.00
Glass Bottling line	350,000.00
Sub Total	$2,000,000.00

Subsequent to that being accomplished, the company will prepare for:

a)	The acquisition of a glass bottling line to better service the Tri-State high end market.

b)	The acquisition of a sparkling water bottling line to be able to service that new market and develop the sales.

c)	This combined growth and consolidation effort will require access to more capitalization and Interim funding on a timely basis. This will enable the company to:

•	Establish a stronger management and organization structure;

•	Extend our distribution network and geographic coverage so to establish our intended position as a North American’s leader of high end private label water;

•	Consider the acquisition of other water springs in the US and the establishment of production plants at the chosen location, with the Southeast United States as a priority.

Settlement of Lawsuits:

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

In October 2013, the parties to this action reached a settlement in the amount of $30,000, which provided that the Company would make monthly cash payments of $1,000 per month over a 30 month period of time and also reissue three million shares in exchange for the same shares in Gambino’s possession.

C. Off-Balance Sheet Arrangements.

The Company has no off-balance sheets arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Item 15. Financial Statements and Exhibits.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2014, the Company Patrtick Rodgers, CPA, P.A. (“Rodgers”) resigned from his engagement to be the independent certifying accountant for the Company.

Other than an explanatory paragraph included in Rodgers' audit report for the Company's fiscal years ended December 31, 2012 and 2011 relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of Rodgers on the Company's financial statements for the last fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

During the Company's 2012 and 2011 fiscal years and through the date of this Current Report on Form 10-K, there were no disagreements with Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodgers to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April1, 2014, the Company’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2012 and 2011 through April 1, 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Rodgers or a reportable event with respect to Rodgers.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Currently, we have one Director and two officers.

Set forth below are the names, ages, positions, and biographical information of our Director and executive officers.

Name	Age	Position
Mrs. Francine Lavoie	56	President, CEO, Treasurer
Mr. Christopher Umecki	54	VP - Operations

A.	The name of the Chief Executive Officer, sole member of the Board of Directors and control person.

1.	Mrs. Francine Lavoie is the President, Chief Executive Officer, Treasurer, and currently the sole Director of the Company, located at 4496 State Road 42N, Kiamesha Lake, NY 12751, positions she has held since May 2008. Mrs. Francine Lavoie has been in the bottling and distribution of natural spring water since 2000. Ms. Lavoie has a B.A.Sc. in chemical engineering from the University of Ottawa and a M.B.A. from University of Western Ontario. She also holds several awards from Best Business of the Year, Excellence in Export from the Minister of Agriculture, and Best Business Builder of the Year, to Best Women Entrepreneur of the Year. In addition to serving as President and CEO of Boreal Water Collection, Inc., Ms. Lavoie is also President and owner of Les Sources Saint-Elie, a three time award winner for superior taste from the International Taste and Quality Institute. She has previously demonstrated her business abilities in real estate development, product conception, and international sales as the President and owner of DeLaVoie International from 1986 through 2002. In 2001, Mrs. Lavoie became the President of Les Sources Saint-Elie and restructured the entire company after a near bankruptcy situation. She developed and designed a new marketing approach and managed the whole plant operation from sales, finance, and manufacturing at the natural spring water bottling plant to obtaining a permit to increase production from regulatory agencies, which makes Saint-Elie one of Canada’s largest sources in Quebec. In April of 2009, Ms. Lavoie acquired A.T. Reynolds dba Leisure Time Spring Water (LTSW) from the bankruptcy courts. Based on her experience in business and specifically in the bottle water industry, she quickly determined that it would be in the Company’s best interest to sell the Home and Office Division (“Division”), which ultimately resulted in the successful sale of the Division to LTSW to a NJ distributor, with a four year bottling contract. She has renegotiated all contracts with suppliers and customers, restructured and conducted a successful turnaround strategy, and has developed and designed a new marketing approach, with a goal of making Boreal Water Collection a North Eastern USA leader for high-end private label bottled water.

2.	Christopher Umecki is Vice President of Operations and also in charge of the design department and IT department located at 4496 State Road 42N, Kiamesha Lake, NY 12751. Mr. Umecki is a results-driven operating executive with 10 years’ progressive experience in plant, manufacturing and distribution management, with the ability to combine modern manufacturing philosophies and systematic approaches to consistently deliver strong operating and financial results. He has over 15 years of experience in publicity, graphic design, and photography, which includes photo art, logos and brochures, infography, graphics and design, and production of electronic and printed material. Mr. Umecki had experience with organizations such as Alfred Sung, Tropicana, and L'Oreal; he is recognized in the industry for his innovations and creativity. He also manages all the bottling, ordering and deliveries process, directly from the Boreal plant.

3.	None of the officers or our sole director have been the subject of a conviction in a criminal proceeding, or named as a defendant in a pending criminal proceeding, or had an order, judgment or decree entered by a court of competent jurisdiction that in any way enjoined, barred, suspended or otherwise limited that officers or directors involvement in any business, securities, commodities or banking activities; nor has any officer or director been the subject of any finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended or vacated; or been the subject of the entry of an order by self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited any officer’s or director’s involvement in any type of business of securities activities.

Our director has the business address as the corporate headquarters. There are no relationships by, between or among the officers, and director, and shareholders of the Company not disclosed in this document.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Francine Lavoie (1)(2)	2013	0	none	0	none	none	none	none	0

Francine Lavoie	2012	0	none	0	none	none	none	none	0

Christopher Umecki	2013	0	none	0	none	none	none	none	0

Christopher Umecki	2012	0	none	0	none	none	none	none	0

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

19

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

At December 31, 2013 and 2012, the Company owed a related party approximately $298,000 and $284,000, respectively, for ongoing operating and purchase transactions with the related party company.

(c) Distributions

We have not made, and do not anticipate making in the foreseeable future, any distributions to our common stockholders

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Services Provided	2013	2012
Audit Fees	$18,715	$18,200
Audit-Related Fees	3,600	–
Tax Fees	1,000	1,000
All other Fees	9,000	9,000
Total	$28,715	$28,200

Audit Fees

The aggregate fees billed for the year that ended on December 31, 2013 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $18,715.

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

Audit –Related Fees

For the years ended on December 31, 2013 and 2012, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012, for professional services rendered by our principal independent accountant for tax compliance, tax advice and tax planning were $1,000 and $1,000 respectively.

All Other Fees

The aggregate fees billed for the years ended on December 31, 2013 and 2012 for products and services by the principal independent accountant (other than services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $9,000 and $9,000 respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Financial Statements for our fiscal years 2013 and 2012 are included herewith. Our Articles of Incorporation, with all amendments thereto and our Bylaws are included as exhibits.

Exhibit Index

Exhibit Number	Description

Exhibit 3.(i)*	Articles of Incorporation
Exhibit 3.(ii)*	By-Laws
Exhibit 10.(i)*	Licensing Agreement, Spring Water – Canada
Exhibit 10.(ii)*	Licensing Agreement, Spring Water – Catskill Mountains
Exhibit 10.(iii)*	Licensing Agreement, Saint-Elie and BRWC, June 26, 2009
Exhibit 10.(iv)*	Dowser LLC lawsuit settlement and Exclusive Master Bottling Rights
Exhibit 10.(v)*	Mortgage documents (Wells Fargo)
Exhibit 10.(vi)*	English translation of Exhibit 10.(i)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906 k
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Scheme
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Presentation Linkbase

________________

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2014

BOREAL WATER COLLECTION, INC.
	By:	/s/ Francine Lavoie
Francine Lavoie
Francine Lavoie, Principal Executive Officer, Principal Financial Officer, Controller and Sole Member of the Board of Directors

Boreal Water Collection Inc.

Financial statements table of contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Boreal Water Collection, Inc.

Kiamesha Lake, New York

I have audited the accompanying consolidated balance sheets of Boreal Water Collection, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012, and the related notes to the financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has incurred a deficit of approximately $2.5 million and has used approximately $400,000 of cash due to its operating activities in the two years ended December 31, 2013. The Company may not have adequate readily available resources to fund operations through December 31, 2014. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

June 26, 2014

Boreal Water Collection Inc.

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current assets
Cash	$63,420	$146,373
Accounts receivable, less allowance for doubtful accounts of $2,506 at December 31, 2013 and $8,219 December 31, 2012	99,624	90,792
Accounts receivable - other	–	13,624
Inventory	146,737	200,597
Prepaids	29,697	16,841
Deferred financing costs, net of accumulated amortization	116,368	129,920
Total current assets	455,847	598,147

Property and equipment, net of accumulated depreciation	2,735,727	3,051,252

Other assets
License, net of accumulated amortization	–	85,166
Security deposit	4,500	4,500
Total other assets	4,500	89,666

Total assets	$3,196,074	$3,739,065

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$483,110	$523,309
Line of credit	250,000	250,000
Current portion of capital lease payable	13,328	$–
Loan payable - property taxes	–	38,858
Loan payable - equipment	–	7,500
Loan payable - Other	50,000	–
Mortgage payable	900,000	1,943,426
Deposit on purchases of common shares	–	65,000
Due to Related Party	297,640	284,367
Total current liabilities	1,994,078	3,112,460

Long-term liabilities
Accounts payable	14,000	–
Capital lease - net of current	7,893	–
Deferred Tax Liability	418,440	799,690
Total long-term liabilities	440,333	799,690
Total liabilities	2,434,411	3,912,150

Stockholders' equity
Common stock, $.001 par value; 600,000,000 shares authorized, 322,447,351 and 310,158,889 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	322,447	310,159
Additional paid-in capital	2,912,685	2,839,973
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(2,473,469)	(3,323,217)
Total stockholders' equity (deficiency)	761,663	(173,085)

Total liabilities and stockholders' equity	$3,196,074	$3,739,065

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Sales	$2,151,513	$2,680,429
Cost of sales	1,810,647	2,142,368
Gross profit	340,866	538,061

Operating Expenses

Selling and general and administrative	594,215	817,342
Impairment loss	117,077	–
Depreciation and amortization	519,918	441,751

Total expenses	1,231,210	1,259,093

Operating income (loss)	(890,344)	(721,032)

Other income (expense)

Interest income	34	–
Rental income	5,050	10,600
Insurance recovery	117,473	–
Gain (loss) on sale of equipment	–	567
Interest expense	(109,404)	(127,532)

Total other income (expense)	13,153	(116,365)

Net income (loss) before income taxes	(877,190)	(837,397)

Provision for income taxes (benefit)	(379,750)	(81,995)

Net loss before extraordinary items	(497,440)	(755,402)

Extraordinary items:
Extraordinary item - gain on extinguishment of debt	1,377,188	7,500
Litigation settlement	(30,000)	(75,000)
Total extraordinary items	1,347,188	(67,500)

Net income (loss)	$849,748	$(822,902)

Net loss per weighted share, basic and fully diluted
Loss before extraordinary items	$(0.00)	$(0.00)
Extraordinary item	0.00	0.00
Net income (loss)	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	314,531,723	303,757,467

The accompany notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2011	292,903,333	$292,903	$2,675,229	$(2,500,315)	$467,817

Stock-based compensation	3,000,000	3,000	27,000		30,000

Common shares issued for services	3,255,556	3,256	28,744		32,000

Common shares issued for cash	8,000,000	8,000	112,000		120,000

Common shares, not previously recognized - Note 13	3,000,000	3,000	(3,000)		–

Net loss, December 31, 2012				(822,902)	(822,902)

Balance, December 31, 2012	310,158,889	310,159	2,839,973	(3,323,217)	(173,085)

Common shares issued for services	1,538,462	1,538	18,462		20,000

Common shares issued	10,750,000	10,750	54,250		65,000

Net income, December 31, 2013				849,748	849,748

Balance, December 31, 2013	322,447,351	$322,447	$2,912,685	$(2,473,469)	$761,663

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
Cash flows from operations
Net income (loss)	$849,748	$(822,902)
Adjustment to reconcile net income to net cash:
Depreciation and amortization	519,918	441,750
Stock-based compensation	–	30,000
Stock issued for services	20,000	32,000
Allowance for doubtful accounts	(5,713)	(7,886)
Extraordinary gain on extinguishment of debt	(1,377,187)	–
Impairment charge	117,077	–
Gain on sale of fixed assets	–	(567)
Changes in operating assets and liabilities:
Accounts receivable	(3,119)	8,421
Accounts receivable - other	13,624	(13,624)
Inventory	53,860	(63,722)
Deferred financing costs	(22,000)	–
Prepaid expenses	(1,617)	40,105
Security deposits refunded	–	25,340
Accounts payable and accrued expenses	30,993	201,702
Deferred taxes	(381,250)	(83,495)
Deferred revenue	–	(12,292)
Net cash provided for operating activities	(185,666)	(225,170)

Cash Flows from investing activities
Proceeds from sale of fixed asset	–	3,000
Purchases of property and equipment	(11,939)	(13,944)

Net cash provided by (used for) investing activities	(11,939)	(10,944)

Cash flows from financing activities
Proceeds from loan payable- other	50,000	–
Related party advances, net	13,273	158,955
Issuance of common stock	–	120,000
Deposit on purchases of common stock	–	65,000
Payments on equipment loans	(7,500)	(47,500)
Payments against loan payment - property taxes	(38,858)	(85,739)
Payments on capital lease obligations	(15,040)	–
Increase (decrease) in mortgage payable	112,777	103,426

Net cash provided by financing activities	114,652	314,142

Net increase (decrease) in cash	(82,953)	78,028
Cash, beginning of period	146,373	68,345

Cash, end of period	$63,420	$146,373

Supplemental disclosures:
Cash paid during the year for:
Taxes	$–	$1,500
Interest	$18,227	$26,770

Non-cash investing and financing transactions:
Issuance of 1,538,462 shares of common stock in connection with professional services rendered	$20,000	$–
Issuance of 10.750M shares of common stock for $65,000 which was received in a prior year and shown on the balance sheet as deposit on purchase	$65,000	$–
Issuance of 3,000,000 shares of common stock in connection with stock based compensation	$–	$30,000
Issuance of 3,255,556 shares of common stock in connection with professional services rendered	$–	$32,000
Purchase of fixed assets utilizing a capital lease transaction	$12,500	$–

The accompany notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

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

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Revenue recognition

In accordance with the FASB ASC Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenue on the date the product is shipped, whether it is shipped f.o.b. destination or f.o.b. shipping point, due to the short distance and time it takes for the product to reach its final destination. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions, and the nature and volume of the product. The company offers very few discounts, allowances, coupons, or other similar incentive programs. Net sales are determined after deduction of any promotional or other allowances in accordance with FASB ASC Topic 605-50. The Company offers its customers a right to return product previously shipped, and when the product is actually returned, the customer’s account is credited for the full value of the returned product. The Company’s normal shipping terms f.o.b. destination, which designates that the Company will pay shipping costs and remain responsible for the goods until the buyer takes possession and f.o.b. shipping point, which indicates that the buyer will pay for shipping costs and takes responsibility for the product when the product is shipped from the Company’s premise. New and certain large customers, which require the purchase of unique materials, are required to pay the Company in advance of production. This helps the Company avoid bad debts and scamming customers. These advances are recorded as deferred revenue. Revenue is recognized when the product is shipped to the customer; the deferred revenue account is then reduced accordingly.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

Note 2 – Summary of Significant Accounting Principles (continued)

Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Freight-in is included in cost of sales and freight charged to customers is included in sales in the Company’s statements of operations. Delivery and related shipping costs are included in sales and general administrative expenses, and for the years ended December 31, 2013 and 2012, these expenses totaled $168,096 and $219,588, respectively.

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

Long-Lived Assets

In accordance with FASB ASC Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2013 and 2012.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

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

Earnings per share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 Income Taxes, which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

December 31, 2013

Note 2 – Summary of Significant Accounting Principles (continued)

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better consolidated financial statement comparability among different entities. Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2010. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the year ended December 31, 2013.

Comprehensive Income

The Company complies with FASB ASC Topic 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the years ended December 31, 2013 and 2012, the Company recorded $0 and $30,000, respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $20,000 and $32,000 during the year ended December 31, 2013 and 2012, respectively, related to consulting services.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

Note 2 – Summary of Significant Accounting Principles (continued)

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) which provides guidance on financial statement presentation of an un recognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exits. The update is effective for hears beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. The adoption of ASU 2013-02 did not have any impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

The Company’s two largest customers accounted for approximately 24% and 28% of sales for the years ended December 31, 2013 and December 31, 2012, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since January 10, 2006 (date of quasi reorganization), the Company has accumulated a deficit of approximately $2,773,469. Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern. The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan. In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Inventory

Inventory consists of the following categories:

	2013	2012

Raw materials	$126,364	$139,547
Finished Goods	20,373	61,050
Total	$146,737	$200,597

Note 5 – Property and Equipment

Equipment consists of the following categories at December 31, 2013 and December 31, 2012:

	2013	2012

Building	$2,000,000	$2,376,000
Land	324,000	324,000
Leasehold improvements	41,621	33,135
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,087,893	1,048,179
Transportation equipment	50,250	54,000
	3,546,930	3,878,480
Less: accumulated depreciation	811,203	827,228
Total	$2,735,727	$3,051,252

The Company periodically reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The company determined that its fixed assets were impaired, which resulted in impairment loss of $117,077. The impairment loss is recorded as a component of operating expenses in the statement of operations for 2013.

Depreciation expense for the year ended December 31, 2013 and 2012 totaled $376,568 and $237,350, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

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

At December 31, 2013 and 2012, the unamortized balance is as follows:

	December 31,	December 31,
	2013	2012
License:
Cost of license	$1,022,000	$1,022,000
Accumulated amortization	1,022,000	936,833

License, net	$0	$85,166

Amortization expense for the year ended December 31, 2013 and 2012 totaled $85,166 and $218,734, respectively

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

On September 11, 2013, the Company issued 10.75 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $65,000, which was received in a previous year and presented on the balance sheet as a deposit on purchase of common shares.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

Note 8 – Income Taxes

At December 31, 2013, the Company had approximately $2.4 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$960,000	$1,560,000
Other temporary differences	–	–
Deferred tax assets	960,000	1,560,000
Less: Valuation allowance	(960,000)	(1,560,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(418,440)	$(799,690)

Net deferred tax assets (liabilities)	$(418,440)	$(799,690)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $960,000 and $1,560,000 at December 31, 2013 and 2012, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the years ended December 31, 2013 or 2012.

Note 9 – Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At December 31, 2013, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

Note 10 – Short-Term Debt

In April 2009, the Company acquired the assets of A.T. Reynolds and Sons, Inc. (“Reynolds”), operating as Leisure Time Spring Water (“Leisure”) in Kiamesha Lake, New York (See Note 12). In connection with the acquisition of these assets, the Company assumed a $1.9 million mortgage that was due a commercial bank (“Bank”) against a building and land, included as part of the total assets acquired from Reynolds. On April 3, 2009, the Company entered into a Mortgage Consolidation, Modification and Extension Agreement with the Bank. The Company was required to make interest payments only through April 3, 2011, at which time the entire principal balance was due the Bank. Monthly interest was based on 90-day Libor at 4.50%. The $1.9 million mortgage was personally guaranteed by the Company’s Chief Executive Officer. The balance due against this mortgage at December 31, 2012 was $1,943,426. The balance due the Bank on April 3, 2011 was not paid putting the Company in default under the terms of the original agreement. The Company entered into a Forbearance Agreement (“Agreement”) on May 31, 2011, and upon expiration of that Agreement, the Company entered into an extension to the Agreement on October 3, 2011, which extended the Agreement period until April 3, 2012. On April 3, 2012, the Agreement period was further extended until October 3, 2012. On October 3, 2012 the forbearance agreement expired and the company was in default of its mortgage obligation.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

Note 10 – Short-Term Debt (continued)

Under the terms of the May 31, 2011 Agreement, the Company was required to make monthly principal payments of $15,000 plus all accrued and unpaid interest on the debt obligation. The Company was also assessed a forbearance fee of $19,000, and it was required to provide evidence acceptable to the commercial bank that the Company and Sullivan County had agreed to a payment plan for real estate taxes that were in arrears as of the date of the Agreement. The interest rate based on 90-day Libor rate of 4.0% did not change as a result of the Forbearance Agreement. All loan documents and the Security Agreement remained in full force and effect in accordance with the original terms. Under the terms of the October 3, 2011 Agreement, the commercial bank waived the $15,000 monthly principal payments, but not the interest payments. An additional $19,000 forbearance fee was assessed. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The interest rate based on 90-day Libor rate of 4.625% did not change as a result of this Forbearance Agreement. Under the terms of the April 3, 2012 Agreement, the commercial bank assessed an additional forbearance fee of $19,000, continued to waive the monthly $15,000 principal payment, but not the monthly interest payments. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The 90-day Libor rate of 4.5% did not change as a result of this Forbearance Agreement. The company continued to accrue interest on this obligation until such time as a refinancing plan was finalized.

In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the statements of operations as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000.

On October 24, 2011, the Company purchased distiller equipment for $75,000. The sale contract provided for a deposit of $5,000, with an additional $5,000 on November 1, 2011 and the balance of $65,000 to be paid on or before November 16, 2011. At December 31, 2012 and 2011, the Company owed a total of $7,500 and 55,000, respectively, putting the Company in default under terms of the contract. During November and December 2012, the Company successfully negotiated a reduction in the amount owed at December 31, 2012 from $15,000 to $7,500 and this reduced amount was paid in 2013.

On May 31, 2011, the Company entered into a payment arrangement (“Agreement”) with the County of Sullivan for payment of past due property taxes. The Agreement provided for a down payment of approximately $30,000, which was equal to 15.0% of the eligible delinquent taxes, with the balance of $192,153 due in 24 monthly payments of principal and interest of $8,006. The $30,000 down payment was paid on May 31, 2011. As part of the Agreement, the County of Sullivan would obtain a Judgment of Foreclosure, however, the County of Sullivan acknowledges that it would not take title of the property, unless and until the Company is in default and breached the terms within the Agreement, and further it would not take title sooner than two years from the date of the levy of the earliest outstanding lien. At December 31, 2013 and 2012, the balance due against this note was approximately $-0- and $38,000, respectively.

During June 2013, a third party loaned the Company $50,000 bearing interest at 4% and maturing June 2014.

Note 11 – Related Party

At December 31, 2013 and December 31, 2012, the Company owed a related party approximately $298,000 and $284,000, respectively, for ongoing operating and purchase transactions with the related party company.

For the year ended 2013 and 2012 the Company made purchases from the third party of $41,456 and $156,463, respectively and made sales to the related party of $36,063 and $32,978, respectively

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

Note 12 – Commitments and Contingencies

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

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2014	$65,000
2015	65,000
2016	65,000
2017	65,000
2018	65,000
Thereafter	1,345,834
$1,670,834

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2013

Note 13 – Litigation (continued)

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

A Complaint was served, seeking damages totaling $53,600 plus $15,000 in attorney’s fees, alleging violations of Article 11 of New York’s General Obligations Law. Defendants BRWC and Mrs. Lavoie filed an Answer and Counterclaims, dated September 24, 2012. Counterclaims were filed against Cortellazi, who admitted his role in the scheme, and others for fraud, defamation and slander, and damages, including punitive damages and attorney’s fees (See statement of changes in stockholders’ equity for reference to 3.0 million shares not previously recognized).

In October 2013, the parties to this action reached a settlement in the amount of $30,000, which provided that the Company would make monthly cash payments of $1,000 per month over a 30 month period of time and also reissue three million shares in exchange for the same shares in Gambino’s possession.

The Company may be defendant in various suits and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these other suits and claims will have no material effect on the Company’s financial position, liquidity, or results of operations.

Note 14 – Subsequent Event

During May and June 2014, the Company entered into a series of unsecured convertible promissory note agreements ("Notes") with JSJ Investments, Inc. ("JSJ" or "holder"). The principal amount for these two Notes total $131,256 with interest from 12% to 15% per annum. The maturity dates are November 2014. There is a 150% cash redemption premium on the principal amount only, upon approval by JSJ. The Note is convertible into the Company’s common stock. The conversion amount is the Note principal plus default interest, if any. The company also entered into another unsecured promissory note dated May 25, 2014 for $68,082 with interest at 12% per annum. This note for $68,082 was immediately converted into the company’s stock of 10,621,266 shares at an exercise price of $0.00641 per share.

