Form 10-Q
period 2014-03-31
Boreal Water Collection Inc.
filed 2014-07-10
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of July 7, 2014, there were 333,068,617 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended March 31, 2014

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$48,385	$63,420
Accounts receivable, less allowance for doubtful accounts of $2,506 at March 31, 2014 and December 31, 2013 respectively	73,300	99,624
Inventory	150,734	146,737
Prepaids	49,704	29,697
Deferred financing costs, net of accumulated amortization	72,730	116,368
Total current assets	394,854	455,847

Property and equipment, net of accumulated depreciation	2,677,510	2,735,727

Other assets
Security deposit	4,500	4,500
Total assets	$3,076,863	$3,196,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$592,281	$483,110
Line of credit	250,000	250,000
Current portion of capital lease payable	9,468	13,328
Loan payable - Other	50,000	50,000
Mortgage payable	900,000	900,000
Due to Related Party	302,461	297,640
Total current liabilities	2,104,210	1,994,078

Long-term liabilities
Accounts payable	11,000	14,000
Capital lease - net of current	6,922	7,893
Deferred tax liability	418,440	418,440
Total long-term liabilities	436,362	440,333
Total liabilities	2,540,572	2,434,411

Stockholders' equity
Common stock, $.001 par value; 600,000,000 shares authorized, 322,447,351 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	322,447	322,447
Additional paid-in capital	2,912,685	2,912,685
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(2,698,841)	(2,473,469)
Total stockholders' equity	536,291	761,663

Total liabilities and stockholders' equity	$3,076,863	$3,196,074

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2014	2013

Sales	$450,087	$480,672
Cost of sales	410,894	427,673
Gross profit	39,193	52,999

Operating Expenses

Selling and general and administrative	131,847	151,056
Depreciation and amortization	102,112	115,861

Total expenses	233,959	266,917

Operating income (loss)	(194,766)	(213,918)

Other income (expense)

Rental income	1,350	2,575
Interest expense	(31,581)	(27,770)

Total other income (expense)	(30,231)	(25,195)

Net income (loss) before income taxes	(224,997)	(239,113)

Provision for income taxes (benefit)	375	–

Net income (loss)	$(225,372)	$(239,113)

Net loss per weighted share, basic and fully diluted	$(0.001)	$(0.001)

Weighted average number of common shares outstanding, basic and fully diluted	322,447,351	310,058,907

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,085)

Common shares issued for services	1,538,462	1,538	18,462		20,000

Common shares issued	10,750,000	10,750	54,250		65,000

Net income, December 31, 2013				849,748	849,748

Balance, December 31, 2013	322,447,351	$322,447	$2,912,685	$(2,473,469)	$761,663
Net loss, March 31, 2014				(225,372)	(225,372)
Balance, March, 2014	322,447,351	$322,447	$2,912,685	$(2,698,841)	$536,291

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operations
Net income (loss)	$(225,372)	$(239,113)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	101,855	115,861
Changes in operating assets and liabilities:
Accounts receivable	26,324	27,949
Inventory	(3,997)	(48,462)
Prepaid expenses	(20,007)	(51,913)
Accounts payable and accrued expenses	109,172	129,004
Net cash used for operating activities	(12,025)	(66,674)

Cash flows from financing activities
Related party advances, net	4,821	3,720
Payments on note payable-other	(3,000)	–
Payments on equipment loans	–	(7,500)
Payments against loan payment - property taxes	–	(38,858)
Payments on capital lease obligation	(4,831)	(3,015)
Increase in mortgage payable	–	21,818
Net cash used for financing activities	(3,010)	(23,835)

Net increase (decrease) in cash	(15,035)	(90,509)
Cash, beginning of period	63,420	146,372
Cash, end of period	$48,385	$55,863

Supplemental disclosures:
Cash paid during the year for:
Taxes	$375	$375
Interest	$30,982	$4,455

Non-cash investing and financing transactions:
Purchase of material handling equipment under a capital lease transaction	$–	$23,761

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

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

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters .. Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

Long-Lived Assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2014 and December 31, 2013.

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

March 31, 2014

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the three months ended March 31, 2014 and 2013, the Company recorded $ 0 and $0 respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of $0 and $0 during the three months ended March 31, 2014 and 2013, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

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

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

March 31, 2014

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exits. The update is effective for years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

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

March 31, 2014

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

Note 4 – Inventory

Inventory consists of the following categories:

	March 31,	December 31,
	2014	2013

Raw materials	$128,730	$126,364
Finished Goods	22,004	20,373
Total	$150,734	$146,737

Note 5 – Property and Equipment

Equipment consists of the following categories at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Building	$2,000,000	$2,000,000
Land	324,000	324,000
Leasehold improvements	41,621	41,621
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,087,893	1,087,893
Transportation equipment	50,250	50,250
	3,546,930	3,546,930
Less: accumulated depreciation	869,420	811,203
Total	$2,677,510	$2,735,727

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

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

At March 31, 2014 and December 31, 2013, the license has been fully amortized.

Note 7 – Stockholders’ Equity

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

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,040,000	$960,000
Other temporary differences	–	–
Deferred tax assets	1,040,000	960,000
Less: Valuation allowance	(1,040,000)	960,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(418,440)	$(418,440)

Net deferred tax assets (liabilities)	$(418,440)	$(418,440)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,040,000 and $960,000 at March 31, 2014 for the year ended December 31, 2013, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the three months ended March 31, 2014 or the year ended December 31, 2013.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Note 9 – Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At March 31, 2014, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

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

During June 2013, a third party loaned the Company $50,000 bearing interest at 6.8% and maturing June 2014. During June 2014, the third party has agreed to extend the maturity date six months until November 2014.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Note 11 – Related Party

At March 31, 2014 and December 31, 2013, the Company owed a related party approximately $302,000 and $298,000, respectively, for ongoing operating and purchase transactions with the related party company.

For the three months ended March 31, 2014 and 2013 the Company made purchases from the third party of $12,924 and $41,456, respectively and made sales to the related party of $0 and $36,063, respectively

Note 12 – Commitments and Contingencies

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

March 31, 2014

(Unaudited)

Note 12 – Commitments and Contingencies (continued)

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2014	$32,500
2015	65,000
2016	65,000
2017	65,000
2018	65,000
Thereafter	1,324,167
$1,616,667

Note 13 – Litigation

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

In October 2013, the parties to this action reached a settlement in the amount of $30,000, which provided that the Company would make monthly cash payments of $1,000 per month over a 30 month period of time and also reissue three million shares in exchange for the same shares in Gambino’s possession

The Company may be defendant in various suits and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these other suits and claims will have no material effect on the Company’s financial position, liquidity, or results of operations.

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

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

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

Comparison of three months ended March 31, 2014 to the three months ended March 31, 2013

The Company reported a net loss of $225,372 and $239,113 for the quarterly periods ended March 31, 2014 and 2013, respectively, an decrease in net loss of $13,741, or 5.7%. The details of this decrease in net loss are discussed in the paragraphs below.

For the quarters ended March 31, 2014 and 2013, we reported sales of $450,087 and $480,673, a decrease of $30,586, or 6.4%. This decrease is attributable to decreases in one gallon sales of $33,353, transportation sales of $3,393, pallets sales of $1,109 and miscellaneous sales of $671, partially offset by increases in label sales of $6,763 and co-packing sales of $1,177. The decrease in sales of our one gallon product resulted from the loss of a large customer, The increase in co-packing sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) selective price increases, (iii) improve our distribution network and (iv) aggressively grow our co-packing and label business.

For the quarters ended March 31, 2014 and 2013, cost of sales and the gross profit percentages were 91% and 89% and the gross profit percentages were 9% and 11%, respectively. The increase in cost of sales and the resulting decrease in gross profit is a direct result of lower sales as explained above.

Selling and general administrative expenses decreased $18,834, or 12.5% to $131,847 for the quarterly period ended March 31, 2014 from $151,056 reported for the comparable period in 2013. As a percentage of sales, selling and general administrative expenses decreased to 29.2% for the quarter ended March 31, 2014 from 31.4% for the same period in 2013. Direct selling expenses decreased $11,142, to $49, 518 in the quarterly period ended March 31, 2014 from $38,377 reported for the comparable period in 2013. Direct selling expenses are comprised of delivery, advertising, and related travel costs.

General administrative expenses decreased $29,776, or 26.6%, to $82,238 for the three month period ended March 31, 2014 from $112,304 reported for the comparable period in 2013. The decrease in general and administrative expenses is attributable to decreases in professional fees of $25,885, salaries of $3,887, late fees of $1,669, payroll taxes of $1,059, miscellaneous expenses of $1,031 and office supplies of $742, partially offset by increases of $4,297 in insurance, bank fees, utilities and dues.

For the three month period ended March 31, 2013 and 2012, we reported interest expense of $31,581 and $27,770, respectively an increase of $3,811. Debt obligations and interest paid against these debt obligations are discussed in Note 8-9 to our financial statements for the three month periods ended March 31, 2014 and 2013.

Other income totaled $1,350 and $2,575 for the three month periods ended March 31, 2014 and 2013, respectively, a decrease of $1,225.

For the three month periods ended March 31, 2014 and 2013, the Company did not pay any federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $2,698,841. Liquid assets at March 31, 2014 consisted primarily of cash and cash equivalents of $48,385. Current liabilities of $2,104,210 exceeded current assets by $1,709,356. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, borrowings from financial institutions, advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash decreased $15,035 to $48,385 at March 31, 2014, as compared to $63,420 at December 31, 2013, which results from the following:

Net loss	$(225,372)

Adjustments to reconcile net loss to net cash	101,855

Changes in operating assets and liabilities	111,492

Net cash used by operating activities	(12,025)

Investing activities	–

Financing activities	(3,010)

Net decrease in cash	$(15,035)

Cash used by our operating activities for the three months ended March 31, 2014 was approximately $12,025, comprised of a net loss of $225,372, noncash reconciling adjustments of $101,855, changes in operating assets and liabilities of $111,492.

The $111,492 change in operating assets and liabilities is primarily attributable to increases in accounts payable and accrued expenses of $109,172 and accounts receivable of $26,324, partially offset by decreases in prepaid expenses of $ 20,007 and inventory of $3,997.

Cash used for financing activities was approximately $3,010, comprised of advances from related parties of $4,821, partially offset by payments for capital leases of $4,831 and payments on note payable of $3,000.

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

During June 2013, a third party loaned the Company $50,000 bearing interest at 6.8% and maturing June 2014. During June 2014, the third party has agreed to extend the maturity date six months until November 2014.

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

The company currently is consuming cash reserves at the rate of approximately $40,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At March 31, 2014, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at March 31, 2014.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer/chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer/Chief Financial Officer of the Company has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2013, the parties to this action reached a settlement in the amount of $30,000, which provided that the Company would make monthly cash payments of $1,000 per month over a 30 month period of time and also reissue three million shares in exchange for the same shares in Gambino’s possession

The Company may be a defendant in various suits and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these other suits and claims, if any, will not likely materially affect the Company’s financial position, liquidity, or results of operations.

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

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	Principal Executive Officer, Principal Financial Officer, Controller and Sole Member of the Board of Directors
Date:	July 10, 2014

