Form 10-Q
period 2014-06-30
Boreal Water Collection Inc.
filed 2014-09-11
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of September 10, 2014, there were 339,818,617 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended June 30, 2014

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets
Cash	$76,498	$63,420
Accounts receivable, less allowance for doubtful accounts of $2,506 at June 30, 2014 and December 31, 2013 respectively	102,134	99,624
Inventory	176,588	146,737
Prepaid	27,254	29,697
Deferred financing costs, net of accumulated amortization	29,092	116,368
Total current assets	411,566	455,847

Property and equipment, net of accumulated depreciation	2,618,998	2,735,727

Other assets
Security deposit	4,500	4,500
Total assets	$3,035,064	$3,196,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$509,219	$483,110
Line of credit	250,000	250,000
Current portion of capital lease payable	5,382	13,328
Note payable	131,256
Loan payable - Other	50,000	50,000
Mortgage payable	900,000	900,000
Due to Related Party	315,249	297,640
Total current liabilities	2,161,106	1,994,078

Long-term liabilities
Accounts payable	8,000	14,000
Capital lease - net of current	5,938	7,893
Deferred tax liability	343,440	418,440
Total long-term liabilities	357,378	440,333
Total liabilities	2,518,484	2,434,411

Stockholders' equity
Common stock, $.001 par value; 600,000,000 shares authorized, 333,068,617 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	333,068	322,447
Additional paid-in capital	2,970,146	2,912,685
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(2,786,634)	(2,473,469)
Total stockholders' equity	516,580	761,663
Total liabilities and stockholders' equity	$3,035,064	$3,196,074

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$680,671	$588,184	$1,130,758	$1,068,856
Cost of sales	534,141	469,243	945,035	896,916
Gross profit	146,530	118,941	185,723	171,940

Operating Expenses

Selling and general and administrative	170,532	156,456	302,379	307,513
Depreciation and amortization	102,150	98,828	204,262	214,689

Total expenses	272,682	255,284	506,641	522,202

Operating income (loss)	(126,152)	(136,343)	(320,918)	(350,262)

Other income (expense)
Interest income	–	34	–	34
Rental income	1,463	675	2,813	3,250
Insurance recovery	–	117,473	–	117,473
Interest expense	(38,104)	(26,933)	(69,685)	(54,702)

Total other income (expense)	(36,642)	91,249	(66,872)	66,055

Net income (loss) before income taxes	(162,794)	(45,094)	(387,790)	(284,207)

Provision for income taxes(benefit)	(75,000)	–	(74,625)	–
Net income (loss)	$(87,793)	$(45,094)	$(313,165)	$(284,207)

Net loss per weighted share, basic and fully diluted	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of common shares outstanding, basic and fully diluted	325,633,731	311,440,941	324,040,541	310,799,915

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,085)

Common shares issued for services	1,538,462	1,538	18,462	–	20,000

Common shares issued	10,750,000	10,750	54,250	–	65,000

Net income - December 31, 2013	–	–	–	849,748	849,748

Balance, December 31, 2013	322,447,351	$322,447	$2,912,685	$(2,473,469)	$761,663

Common shares issued	10,621,266	10,621.27	57,461.11	–	68,082

Net loss - June 30, 2014	–	–	–	(313,165)	(313,165)

Balance, June 30, 2014	333,068,617	$333,068	$2,970,146	$(2,786,634)	$516,580

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operations
Net income (loss)	$(313,165)	$(284,207)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	204,005	214,689
Stock issued for services	–	20,000
Changes in operating assets and liabilities:
Accounts receivable	(2,510)	7,182
Inventory	(29,851)	(1,394)
Prepaid expenses	2,443	(28,692)
Deferred taxes	(75,000)
Accounts payable and accrued expenses	20,110	(45,462)

Net cash used for operating activities	(193,968)	(117,884)

Cash flows from financing activities
Related party advances, net	17,609	13,709
Proceeds from loans payable -other		50,000
Proceeds from issuance of convertible notes	131,256	–
Payments on equipment loans	–	(7,500)
Payments against loan payment - property taxes	–	(38,858)
Payments on capital lease obligation	(9,901)	(6,207)
Issuance of shares of common stock	68,082
Increase in mortgage payable	–	44,001

Net cash used for financing activities	207,046	55,145

Net increase (decrease) in cash	13,078	(62,739)
Cash, beginning of period	63,420	146,372

Cash, end of period	$76,498	$83,633

Supplemental disclosures:
Cash paid during the year for:
Taxes	$375	$375
Interest	$30,982	$9,518

Non-cash investing and financing transactions:
Purchase of material handling equipment under a capital lease transaction	$–	$23,761

Issuance of 1,800,000 shares of common stock in connection with professional services rendered	$–	$20,000

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2014

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

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the six months ended June 30, 2014 and 2013, the Company recorded $ 0 and $0 respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of $0 and $0 during the six months ended June 30, 2014 and 2013, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

Note 4 – Inventory

Inventory consists of the following categories:

	June 30,	December 31,
	2014	2013

Raw materials	$144,194	$126,364
Finished Goods	32,394	20,373
Total	$176,588	$146,737

Note 5 – Property and Equipment

Equipment consists of the following categories at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Building	$2,000,000	$2,000,000
Land	324,000	324,000
Leasehold improvements	41,621	41,621
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,087,893	1,087,893
Transportation equipment	50,250	50,250
	3,546,930	3,546,930
Less: accumulated depreciation	927,932	811,203
Total	$2,618,998	$2,735,727

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2014

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

At June 30, 2014 and December 31, 2013, the license has been fully amortized.

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

On May 25, 2014, the Company issued 10,621,266 shares of its $0.001 par value common stock to a third party investor for a cash payment of $68,082.

 Note 8 – Income Taxes

At December 31, 2013, the Company had approximately $2.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,115,000	$960,000
Other temporary differences	–	–
Deferred tax assets	1,115,000	960,000
Less: Valuation allowance	(1,115,000)	960,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(343,440)	$(418,440)

Net deferred tax assets (liabilities)	$(343,440)	$(418,440)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,040,000 and $960,000 at June 30, 2014 for the year ended December 31, 2013, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the three months ended June 30, 2014 or the year ended December 31, 2013.

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Note 9 – Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. At June 30, 2014, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

Note 10 – Short-Term Debt

Under the terms of the May 31, 2011 Agreement, the Company was required to make monthly principal payments of $15,000 plus all accrued and unpaid interest on the debt obligation. The Company was also assessed a forbearance fee of $19,000, and it was required to provide evidence acceptable to the commercial bank that the Company and Sullivan County had agreed to a payment plan for real estate taxes that were in arrears as of the date of the Agreement. The interest rate based on 90-day Libor rate of 4.0% did not change as a result of the Forbearance Agreement. All loan documents and the Security Agreement remained in full force and effect in accordance with the original terms. Under the terms of the October 3, 2011 Agreement, the commercial bank waived the $15,000 monthly principal payments, but not the interest payments. An additional $19,000 forbearance fee was assessed. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The interest rate based on 90-day Libor rate of 4.625% did not change as a result of this Forbearance Agreement. Under the terms of the April 3, 2012 Agreement, the commercial bank assessed an additional forbearance fee of $19,000, continued to waive the monthly $15,000 principal payment, but not the monthly interest payments. All other terms of the original note obligation and the May 31, 2011 Agreement remained in full force and effect. The 90-day Libor rate of 4.5% did not change as a result of this Forbearance Agreement. The company continued to accrue interest on this obligation until such time as a refinancing plan was finalized. In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the statements of operations as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000. On August 27, 2014 the Company with approval of the lender, agreed to extend the maturity date of the mortgage by six months until February 27, 2015 by paying a $38,000 fee.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Note 11 – Related Party

At June 30, 2014 and December 31, 2013, the Company owed a related party approximately $315,000 and $298,000, respectively, for ongoing operating and purchase transactions with the related party company.

For the three months ended June 30, 2014 and 2013 the Company made purchases from the third party of $24,529 and $33,806, respectively and made sales to the related party of $0 and $20,096, respectively

Note 12 – Commitments and Contingencies

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

June 30, 2014

(Unaudited)

Note 12 – Commitments and Contingencies (continued)

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2014	$21,667
2015	65,000
2016	65,000
2017	65,000
2018	65,000
Thereafter	1,356,667
$1,638,333

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

Note 14 – Subsequent Events

During July 2014 the Company engaged an investor/public relations company for 30 days and paid them compensation of $5,000 plus 3M shares of the company’s stock.

On August 14, 2014, the Company entered into a “Revenue Based Factoring (RBF/ACH) Agreement” (“Agreement”) with Strategic Funding Source, Inc. (“SFS”), a New York based company. The Company, pursuant to the Agreement, sold future receipts, accounts, written contracts and other obligations to SFS (“receipts”). The sale price is $100,000.00. The company will make a total of approximately 189 daily loan payments of $740. SFS purchased a total of $140,000.00 in receipts. The purchase price was received by the Company on August 22, 2014. The Agreement has an indefinite term, lasting until the Company completes its obligations contained therein. SFS has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory. Mrs. Francine Lavoie, sole member of the Board of Directors and Company CEO, has also personally guaranteed the Agreement.

On August 20, 2014, the Company issued 3,750,000 shares of its $0.001 par value common stock to a third party investor for a cash payment of $30,000.

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

A.	RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

Comparison of three months ended June 30, 2014 to the three months ended June 30, 2013

The Company reported a net loss of $87,793 and $45,094 for the three month periods ended June 30, 2014 and 2013, respectively, an increase in net loss of $42,699, or 95%. The details of this increase in net loss are discussed in the paragraphs below.

For the three months ended June 30, 2014 and 2013, we reported sales of $680,671 and $588,184, an increase of $92,487, or 15.7%. This increase is attributable to increases in one gallon sales of $53,268, co-packing sales of $25,639, label sales of $23,814 and miscellaneous sales of $1,380, partially offset by decreases in transportation sales of $8,471, house brand sales of $1,241 and sales discounts of $1,902. The increase in co-packing sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) selective price increases, (iii) improve our distribution network and aggressively grow our co-packing and label business.

For the three months ended June 30, 2014 and 2013, cost of sales were 78% and 80% and the gross profit percentages were 22% and 20%, respectively. The decrease in cost of sales and the resulting increase in gross profit is a direct result of higher sales as explained above.

Selling and general administrative expenses increased $14,076, or 8.9% to $170,532 for the three month period ended June 30, 2014 from $156,456 reported for the comparable period in 2013. As a percentage of sales, selling and general administrative expenses decreased to 25% for the quarter ended June 30, 2014 from 27% for the same period in 2013. Direct selling expenses increased $9,757, to $63,540 in the quarterly period ended June 30, 2014 from $53,782 reported for the comparable period in 2013. Direct selling expenses are comprised of delivery, advertising, and related travel costs.

General administrative expenses increased $4,319, or 4.2%, to $106,992 for the three month period ended June 30, 2014 from $102,674 reported for the comparable period in 2013. The increase in general and administrative expenses is attributable to increases in salaries of $3,219, late fees of $7,750 and increases $3,783 in payroll tax, insurance, bank fees and dues, partially offset by decreases in professional fees of $7,895, utilities of $170 and miscellaneous expenses of $2,368.

For the three month period ended June 30, 2014 and 2013, we reported interest expense of $38,104 and $26,933, respectively an increase of $11,171. Debt obligations and interest paid against these debt obligations are discussed in Note 8-9 to our financial statements for the three month periods ended June 30, 2014 and 2013.

Other income totaled $1,463 and $118,182 for the three month periods ended June 30, 2014 and 2013, respectively, a decrease of $116,719. For the three months ended June 30, 2013, other income included $117,473 of insurance recovery income.

For the three month periods ended June 30, 2014 and 2013, the Company did not pay any federal income taxes. For the three months ended June 30, 2014 and 2013, the Company recorded an income tax benefit of approximately $75,000 and $0, respectively, which represents the change in the difference between book and tax basis of assets originally acquired in a bargain asset purchase.

A.	RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Comparison of six months ended June 30, 2014 to the six months ended June 30, 2013

The Company reported a net loss of $313,165 and $284,207 for the six month periods ended June 30, 2014 and 2013, respectively, an increase in net loss of $28,958, or 10.1%. The details of this increase in net loss are discussed in the paragraphs below.

For the six months ended June 30, 2014 and 2013, we reported sales of $1,130,758 and $1,068,856, an increase of $61,902, or 5.8%. This increase is attributable to increases in one gallon sales of $19,915, label sales of $30,576, pallets and handling of $270 and co-packing sales of $26,460, partially offset by decreases in house brand sales of $884, transportation sales of $11,864 and miscellaneous sales of $2,571. The increase in one gallon sales, co-packing sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) selective price increases, (iii) improve our distribution network and aggressively grow our co-packing and label business.

For the six months ended June 30, 2014 and 2013, cost of sales and gross profit percentages were 84% and 16%, respectively for both periods.

Selling and general administrative expenses decreased $5,134, or 1.7% to $302,379 for the six month period ended June 30, 2014 from $307,513 reported for the comparable period in 2013. As a percentage of sales, selling and general administrative expenses decreased to 27% for the six months ended June 30, 2014 from 29% for the same period in 2013. Direct selling expenses increased $20,899, to $113,058 in the six month period ended June 30, 2014 from $92,159 reported for the comparable period in 2013. Direct selling expenses are comprised of delivery, advertising, and related travel costs.

General administrative expenses decreased $25,657, or 11.9%, to $189,321 for the six month period ended June 30, 2014 from $214,978 reported for the comparable period in 2013. The decrease in general and administrative expenses is attributable to decreases in professional fees of $33,358, salaries of $345 and $3,906 in office supplies, bank fees, utilities, postage and bad debt, partially offset by increases of $11,952 in insurance, late fees, utilities and dues.

For the six month period ended June 30, 2014 and 2013, we reported interest expense of $69,685 and $54,702, respectively an increase of $14,983. Debt obligations and interest paid against these debt obligations are discussed in Note 8-9 to our financial statements for the six month periods ended June 30, 2014 and 2013.

Other income totaled $2,813 and $120,757 for the six month periods ended June 30, 2014 and 2013, respectively, a decrease of $117,944. For the six months ended June 30, 2013 other income included $117,743 of insurance recovery income.

For the six month periods ended June 30, 2014 and 2013, the Company did not pay any federal income taxes. For the six months ended June 30, 2014 and 2013, the Company recorded an income tax benefit of approximately $74,625 and $0, respectively, which represents the change in the difference between book and tax basis of assets originally acquired in a bargain asset purchase.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $2,786,634. Liquid assets at June 30, 2014 consisted primarily of cash and cash equivalents of $76,498. Current liabilities of $2,161,106 exceeded current assets by $1,749,540. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, borrowings from financial institutions, advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash increased $13,078 to $76,498 at June 30, 2014, as compared to $63,420 at December 31, 2013, which results from the following:

Net loss	$(313,165)

Adjustments to reconcile net loss to net cash	204,005

Changes in operating assets and liabilities	(84,808)

Net cash used by operating activities	(193,968)

Investing activities	–

Financing activities	207,046

Net increase in cash	$13,078

Cash used by our operating activities for the six months ended June 30, 2014 was approximately $193,968, comprised of a net loss of $313,165, noncash reconciling adjustments of $204,005, changes in operating assets and liabilities of $84,808.

The $84,808 change in operating assets and liabilities is primarily attributable to increases in accounts payable and accrued expenses of $20,110 and prepaid expenses of $2,443, partially offset by decreases in accounts receivable of $ 2,510, deferred taxes of $75,000 and inventory of $29,851.

Cash used for financing activities was approximately $207,046, comprised of advances from related parties of $17,609, proceeds from issuance of convertible notes of $131,256 and issuance of shares of common stock of $68,082, partially offset by payments for capital leases of $9,901.

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

In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the statements of operations as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000. On August 27, 2014 the Company with approval of the lender, agreed to extend the maturity date of the mortgage by six months until February 27, 2015 by paying a $38,000 fee.

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

The company currently is consuming cash reserves at the rate of approximately $31,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At June 30, 2014, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at June 30, 2014.

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

The Chief Executive Officer /Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 25, 2014, the Company issued 10,621,266 shares of its $0.001 par value common stock to a third party investor for a cash payment of $68,082.

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

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Scheme
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	Principal Executive Officer, Principal Financial Officer, Controller and Sole Member of the Board of Directors
Date:	September 11, 2014

