Form 10-Q
period 2014-09-30
Boreal Water Collection Inc.
filed 2014-11-07
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 343,715,490 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended September 30, 2014

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets
Cash	$82,292	$63,420
Accounts receivable, less allowance for doubtful accounts of $2,506 at September 30, 2014 and December 31, 2013 respectively	99,594	99,624
Inventory	179,627	146,737
Prepaid	48,071	29,697
Deferred financing costs, net of accumulated amortization	37,500	116,368
Total current assets	447,084	455,847

Property and equipment, net of accumulated depreciation	2,560,250	2,735,727

Other assets
Security deposit	4,500	4,500

Total assets	$3,011,834	$3,196,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$514,783	$483,110
Line of credit	250,000	250,000
Current portion of capital lease payable	3,968	13,328
Notes payable	221,328	–
Officer loan payable	250,342	–
Loan payable - Other	50,000	50,000
Mortgage payable	900,000	900,000
Due to Related Party	79,174	297,640
Total current liabilities	2,269,595	1,994,078

Long-term liabilities
Accounts payable	5,000	14,000
Capital lease - net of current	4,939	7,893
Deferred tax liability	343,440	418,440
Total long-term liabilities	353,379	440,333
Total liabilities	2,622,974	2,434,411

Stockholders' equity

Common stock, $.001 par value; 600,000,000 shares authorized, 339,818,617 and 322,447,351 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	339,068	322,447
Additional paid-in capital	3,015,146	2,912,685
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(2,965,354)	(2,473,469)
Total stockholders' equity	388,860	761,663

Total liabilities and stockholders' equity	$3,011,834	$3,196,074

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$652,505	$571,794	$1,783,263	$1,640,650
Cost of sales	510,841	489,731	1,455,876	1,386,647
Gross profit	141,665	82,063	327,387	254,003

Operating Expenses

Selling and general and administrative	179,427	146,822	481,805	453,959
Depreciation and amortization	95,019	79,498	299,281	294,187

Total expenses	274,445	226,320	781,086	748,146

Operating income(loss)	(132,781)	(144,257)	(453,699)	(494,143)

Other income (expense)

Interest income	34	–	34	34
Rental income	338	450	3,150	3,700
Insurance recovery	–	–	–	117,473
Gain(loss) on sale of equipment	3,354	–	3,354	–
Interest expense	(48,165)	(22,965)	(117,849)	(77,667)

Total other income (expense)	(44,439)	(22,515)	(111,312)	43,540

Net income (loss) before income taxes	(177,220)	(166,772)	(565,010)	(450,603)

Provision for income taxes (benefit)	1,500	(80,125)	(73,125)	(79,750)

Net income(loss) before extraordinary items	(178,720)	(86,647)	(491,885)	(370,853)

Extraordinary item - gain on extinguishment of debt	–	1,377,188	–	1,377,188

Net income (loss)	$(178,720)	$1,290,541	$(491,885)	$1,006,335

Net loss per weighted share, basic and fully diluted

Loss before extraordinary item	$(0.001)	$(0.000)	$(0.001)	$(0.001)
Extraordinary item	–	0.004	–	0.004
Net income(loss)	$(0.001)	$0.004	$(0.001)	$0.003

Weighted average number of common shares outstanding, basic and fully diluted	336,340,595	312,521,526	328,188,824	311,373,538

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,085)

Common shares issued for services	1,538,462	1,538	18,462	–	20,000
					–
Common shares issued	10,750,000	10,750	54,250	–	65,000

Net income - December 31, 2013	–	–	–	849,748	849,748

Balance, December 31, 2013	322,447,351	$322,447	$2,912,685	$(2,473,469)	$761,663

Common shares issued	10,621,266	10,621	57,461	–	68,082

Common shares issued	3,750,000	3,000	27,000	–	30,000

Common shares issued for services	1,500,000	1,500	9,000	–	10,500

Common shares issued for services	1,500,000	1,500	9,000	–	10,500

Net loss - September 30, 2014	–	–	–	(491,885)	(491,885)

Balance, September 30, 2014	339,818,617	$339,068	$3,015,146	$(2,965,354)	$388,860

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operations
Net income (loss)	$(491,885)	$1,006,335
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	299,023	294,187
Stock issued for services	21,000	20,000
Allowance for doubtful accounts	–	873
Extraordinary gain on extinguishment of debt	–	(1,377,188)
Gain on sale of fixed asset	322	–
Changes in operating assets and liabilities:
Accounts receivable	31	8,269
Accounts receivable-other	–	13,624
Inventory	(32,890)	9,397
Deferred financing costs	(45,000)	(22,000)
Prepaid expenses	(18,374)	(30,679)
Deferred taxes	(75,000)	(81,250)
Accounts payable and accrued expenses	22,673	(33,309)
Net cash used for operating activities	(320,100)	(191,741)
Cash Flows from investing activities
Purchases of property and equipment	–	(9,954)
Net cash provided by (used for) investing activities	–	(9,954)
Cash flows from financing activities
Proceeds from loan payable- other	–	50,000
Related party advances, net	31,876	18,149
Proceeds from issuance of convertible notes	131,256	–
Proceeds from revenue based factoring	100,000
Payments on revenue based factoring	(9,928)
Payments on equipment loans	–	(7,500)
Payments against loan payment - property taxes	–	(38,858)
Payments on capital lease obligation	(12,314)	(9,585)
Increase (decrease) in mortgage payable	–	112,777
Issuance of shares of common stock	98,082	–
Net cash used for financing activities	338,972	124,983
Net increase (decrease) in cash	18,872	(76,711)
Cash, beginning of period	63,420	146,372
Cash, end of period	$82,292	$69,661
Supplemental disclosures:
Cash paid during the year for:
Interest	$108,302	$15,655
Taxes	$1,875	$1,500
Non-cash investing and financing transactions:
Issuance of 3,000,000 shares of common stock in connection with professional services rendered	$21,000	$–
Issuance of 1,538,462 shares of common stock in connection with professional services rendered	$–	$20,000
Issuance of 10.750M shares of common stock for $65,000 which was received in a prior year and shown on the
balance sheet as deposit on purchase	$–	$65,000

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2014 and December 31, 2013.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the six months ended September 30, 2014 and 2013, the Company recorded $ 0 and $0 respectively, as compensation expense under FASB ASC 718.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of $0 and $0 during the nine months ended September 30, 2014 and 2013, respectively.

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

September 30, 2014

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, though early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position or cash flows.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that annual period. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact the Company’s consolidated statements and related disclosures.

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

September 30, 2014

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

Note 4 – Inventory

Inventory consists of the following categories:

	September 30,	December 31,
	2014	2013

Raw materials	$131,124	$126,364
Finished Goods	48,503	20,373
Total	$179,627	$146,737

Note 5 – Property and Equipment

Equipment consists of the following categories at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Building	$2,000,000	$2,000,000
Land	324,000	324,000
Leasehold improvements	41,621	41,621
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,086,393	1,087,893
Transportation equipment	50,250	50,250
	3,545,430	3,546,930
Less: accumulated depreciation	985,180	811,203
Total	$2,560,250	$2,735,727

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

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

At September 30, 2014 and December 31, 2013, the license has been fully amortized.

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

On July 24, 2014, the Company issued 3 million shares of its $0.001 par value common stock for services rendered.

On September 5, 2014, the Company issued 3,750,000 shares of its $0.001 par value common stock to a third party investor for a cash payment of $30,000.

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

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,115,000	$960,000
Other temporary differences	–	–
Deferred tax assets	1,115,000	960,000
Less: Valuation allowance	(1,115,000)	(960,000)
Net deferred tax asset	$–	$–

Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(343,440)	$(418,440)

Net deferred tax assets (liabilities)	$(343,440)	$(418,440)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,115,000 and $960,000 at September 30, 2014 for the year ended December 31, 2013, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the three months ended September 30, 2014 or the year ended December 31, 2013.

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Note 9 – Line of Credit

During 2009, the Company obtained a line of credit with a commercial bank in the amount of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory. On September 22, 2014, the commercial bank in coordination with the company decided to exercise their right to cancel the line of credit effective February 22, 2015. At September 30, 2014, the Company owed $250,000 against the line of credit at an annual interest rate of 5.25%.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Note 11 – Related Party

At September 30, 2014 and December 31, 2013, the Company owed a related party approximately $79,000 and $298,000, respectively, for ongoing operating and purchase transactions with the related party company.

On July 31, 2014 the related party assigned $250,342 of the approximately $330,000 debt owed by Boreal to the related party to the company’s principal shareholder. This note bears interest at 5% and matures on December 31, 2014.

For the nine months ended September 30, 2014 and 2013 the Company made purchases from the third party of $24,529 and $41,456, respectively and made sales to the related party of $607 and $36,063, respectively.

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

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2014	$16,250
2015	65,000
2016	65,000
2017	65,000
2018	65,000
Thereafter	1,080,417
$1,356,667

Boreal Water Collection, Inc.

Notes to Financial Statements

September 30, 2014

(Unaudited)

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

Note 14 – Subsequent Events

On October 15, 2014 the Company engaged an investor/public relations company for 30 days and paid them compensation of 2M shares of its $0.001 par value common stock.

On October 2, 2014, the Company entered into a convertible promissory note with LG Capital for $78,750 with interest at 8% per annum and matures on October 1, 2015. The Note is convertible into the Company’s common stock.

On October 14, 2014, the Company issued 1,896,873 shares of its $0.001 par value common stock to a third party investor for a cash payment of $18,020.

On October 14, 2014, the Company entered into a convertible promissory note with Typenex Co-Investment for $107,500 with interest at 10% per annum and matures on July 14, 2015. The Note is convertible into the Company’s common stock.

On October 15, 2014, the Company entered into a convertible promissory note with Auctus Private Equity for $75,000 with interest at 8% per annum and matures on July 15, 2015. The Note is convertible into the Company’s common stock.

On October 15, 2014, the Company entered into a convertible promissory note with Eastmore Capital for $75,000 with interest at 8% per annum and matures on July 15, 2015. The Note is convertible into the Company’s common stock.

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

A.	RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Comparison of three months ended September 30, 2014 to the three months ended September 30, 2013

The Company reported a net loss of $178,720 and net income of $1,290,541 for the three month periods ended September 30, 2014 and 2013, respectively, a decrease in net income of $1,469,261. The details of this decrease in net income are discussed in the paragraphs below.

For the three months ended September 30, 2014 and 2013, we reported sales of $652,505 and $571,794, an increase of $80,711, or 14.2%. This increase is attributable to increases in one gallon sales of $17,551, co-packing sales of $60,197, and label sales of $53, sales discounts of $2,690 and miscellaneous sales of $1,423, partially offset by decreases in sales of house brand of $1,202. The increase in co-packing sales, one –gallon sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) selective price increases, (iii) improve our distribution network and aggressively grow our co-packing and label business.

For the three months ended September 30, 2014 and 2013, cost of sales were 78% and 86% and the gross profit percentages were 22% and 14%, respectively. The decrease in cost of sales and the resulting increase in gross profit is a direct result of higher sales as explained above.

Selling and general administrative expenses increased $32,605, or 22.2% to $179,427 for the three month period ended September 30, 2014 from $146,822 reported for the comparable period in 2013. As a percentage of sales, selling and general administrative expenses increased to 27.5% for the quarter ended September 30, 2014 from 25.6% for the same period in 2013. Direct selling expenses increased $17,086, to $67,018 in the quarterly period ended September 30, 2014 from $49,931 reported for the comparable period in 2013. Direct selling expenses are comprised of delivery, advertising, and related travel costs.

General administrative expenses increased $15,518, or 16%, to $112,409 for the three month period ended September 30, 2014 from $96,891 reported for the comparable period in 2013. The increase in general and administrative expenses is attributable to increases in salaries of $3,000, payroll tax of $853, property tax of $55, bank fees of $1,897, public trade fees of $5,755, professional fees of $16,054 and miscellaneous expenses of $1,340 partially offset by decreases in bonus compensation of $1,700, insurance of $757, utilities of $1,077, dues, memberships of $1,676, late fees of $6,291 and miscellaneous expenses of $1,935.

For the three month period ended September 30, 2014 and 2013, we reported interest expense of $48,165 and $22,965, respectively an increase of $25,200. Debt obligations and interest paid against these debt obligations are discussed in Note 8-9 to our financial statements for the three month periods ended September 30, 2014 and 2013.

Other income totaled $3,726 and $450 for the three month periods ended September 30, 2014 and 2013, respectively, an increase of $3,276. For the three months ended September 30, 2014, other income included $3,354 of gain on sale of equipment.

For the three month periods ended September 30, 2014 and 2013, the Company did not pay any federal income taxes.

A.	RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Comparison of nine months ended September 30, 2014 to the nine months ended September 30, 2013

The Company reported a net loss of $491,885 and a net profit of $1,006,335 for the nine month periods ended September 30, 2014 and 2013, respectively, a decrease in net income of $1,498,220. The details of this decrease in net income are discussed in the paragraphs below.

For the nine months ended September 30, 2014 and 2013, we reported sales of $1,783,263 and $1,640,650, an increase of $142,613, or 8.7%. This increase is attributable to increases in one gallon sales of $37,466, label sales of $30,629, pallets and handling of $721, sales discount of $117 and co-packing sales of $86,657, partially offset by decreases in house brand sales of $2,086 and transportation sales of $10,892. The increase in one gallon sales, co-packing sales and label sales resulted from our sales strategy to (i) increase sales of the Boreal brands to both new customers and existing customers, (ii) selective price increases, (iii) improve our distribution network and aggressively grow our co-packing and label business.

For the nine months ended September 30, 2014 and 2013, cost of sales percentage was 82% and 85%, and gross profit percentages were 18% and 15% respectively for both periods.

Selling and general and administrative expenses increased $27,846, or 6.1% to $481,805 for the nine month period ended September 30, 2014 from $453,959 reported for the comparable period in 2013. As a percentage of sales, selling and general administrative expenses decreased to 27% for the nine months ended September 30, 2014 from 27.6% for the same period in 2013. Direct selling expenses increased $37,986, to $180,076 in the nine month period ended September 30, 2014 from $142,090 reported for the comparable period in 2013. Direct selling expenses are comprised of delivery, advertising, and related travel costs.

General administrative expenses decreased $10,140, or 3.25%, to $301,729 for the nine month period ended September 30, 2014 from $311,869 reported for the comparable period in 2013. The decrease in general and administrative expenses is attributable to decreases in professional fees of $18,706, bonuses of $4,575 and $7,122 in office supplies, late fees, utilities, postage, dues and bad debt, partially offset by increases of $4,327 in insurance, salaries of $5,207, public trade fees of $7,159 and $3,570 in payroll tax, utilities, bank charges and property tax.

For the nine month period ended September 30, 2014 and 2013, we reported interest expense of $117,849 and $77,667, respectively an increase of $40,182. Debt obligations and interest paid against these debt obligations are discussed in Note 8-9 to our financial statements for the nine month periods ended September 30, 2014 and 2013.

Other income totaled $6,538 and $121,207 for the nine month periods ended September 30, 2014 and 2013, respectively, a decrease of $114,669. For the nine months ended September 30, 2013 other income included $117,743 of insurance recovery income.

For the nine month periods ended September 30, 2014 and 2013, the Company did not pay any federal income taxes. For the nine months ended September 30, 2014 and 2013, the Company recorded an income tax benefit of approximately $74,625 and $79,750, respectively, which represents the change in the difference between book and tax basis of assets originally acquired in a bargain asset purchase.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $2,965,354. Liquid assets at September 30, 2014 consisted primarily of cash and cash equivalents of $82,293. Current liabilities of $2,269,595 exceeded current assets by $1,822,511. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, borrowings from financial institutions, advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash increased $18,872 to $82,292 at September 30, 2014, as compared to $63,420 at December 31, 2013, which results from the following:

Net loss	$(491,885)

Adjustments to reconcile net loss to net cash	320,345

Changes in operating assets and liabilities	(148,560)

Net cash used by operating activities	(320,100)

Investing activities	–

Financing activities	338,972

Net increase in cash	$18,872

Cash used by our operating activities for the nine months ended September 30, 2014 was approximately $320,100, comprised of a net loss of $491,885, noncash reconciling adjustments of $320,345, changes in operating assets and liabilities of $148,560.

The $148,560 change in operating assets and liabilities is primarily attributable to increases in accounts payable and accrued expenses of $22,673 and accounts receivable of $31, partially offset by decreases in inventory of $ 32,890, deferred taxes of $75,000, deferred financing costs of $45,000 and prepaid expenses of $18,374.

Cash used for financing activities was approximately $338,972, comprised of advances from related parties of $31,876, proceeds from issuance of convertible notes of $131,256, proceeds from revenue based factoring of $100,000 and issuance of shares of common stock of $98,082, partially offset by payments for capital leases of $12,314 and payments on revenue based factoring of $9,928..

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

The company currently is consuming cash reserves at the rate of approximately $32,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At September 30, 2014, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at September 30, 2014. On September 22, 2014, the commercial bank in coordination with the company decided to exercise their right to cancel the line of credit effective February 22, 2015.

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

On July 24, 2014, the Company issued 3 million shares of its $0.001par value common stock for services rendered.

On September 5, 2014, the Company issued 3,750,000 shares of its $0.001 par value common stock to a third party investor for a cash payment of $30,000.

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

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	Principal Executive Officer, Principal Financial Officer, Controller and Sole Member of the Board of Directors
Date:	November 7, 2014