Form 10-K
period 2014-12-31
Boreal Water Collection Inc.
filed 2015-03-30
CIK 1538333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014 was approximately $700,000.

The number of shares of the Registrant’s common stock outstanding on March 10, 2015 was 913,677,278.

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

No Dependence on one or a few major customers:

We do not rely or depend on one or only a few major customers. For the year ended December 31, 2014 and 2013, respectively, we reported sales of $2,411,739 and $2,151,513, an increase of $260,226, or 12.1%. The increase is attributable to an increase of $53,614 in one gallon product sales, $132,331 in co-packing, $ 91,817 in label sales and $1,665 in pallet sales, partially offset by decreases of $6,503 for house brand sales and $12,698 in transport sales.

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

Financial Information

The sole source of Boreal Water Collection’s revenue and income is our water bottling and sales activity. The following table sets forth our total gross revenues and net income (loss) reported by the Company for the years ended December 31, 2014 and 2013.

Accounting	Gross	Net
Period	Revenues	Income (Loss)
Year ended December 31, 2014	$2,411,739	$(885,668)
Year ended December 31, 2013 (Restated)	$2,151,513	$613,458

In August 2013, the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the Income Statement as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000. During August 2014, the Company elected to extend the mortgage six months until January 31, 2015 by paying $45,000. In January 2015, the Company elected to extend the mortgage an additional six months until July 31, 2015 by paying $ 27,000.

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

Employees

Company presently has 19 full time employees and is running solely on a day shift time schedule.

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

ITEM 4. Mine Safety Disclosures.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is traded under the symbol BRWC on www.otcmarkets.com.

(b) Holders

Period end date; December 31, 2014.

(i)	Number of shares authorized;
600,000,000.
(ii)	Number of shares outstanding;
370,031,010
(iii)	Freely tradable shares (public float);
96,981,982
(iv)	Total number of beneficial shareholders
Francine Lavoie is the only beneficial shareholder.
(v)	Total number of shareholders on record;
1002 shareholders.

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

A.	RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Comparison of year ended December 31, 2014 to year ended December 31, 2013

For the years ended December 31, 2014 and 2013, we reported sales of $2,411,739 and $2,151,513, an increase of $260,226, or 12.1%. The increase is attributable to an increase of $132,331 in co-packing, $ 91,817 in label sales, $53,614 in one gallon product sales, and $1,665 in pallet sales, partially offset by decreases of $6,503 for house brand sales and $12,698 in transport sales.

For the years ended December 31, 2014 and 2013, cost of sales and the gross profit percentages were 81% and 84% and 19% and 16%, respectively. The increase in gross profit resulted from higher sales which absorb more fixed overhead. As a percentage of sales, direct manufacturing expenses decreased to 62.8% from 64.5%, and indirect manufacturing costs decreased to 18% from 19.6%.

Selling and general administrative expenses increased $19,157, or 2.3% to $849,663 for the year ended December 31, 2014 from $830,506 reported for the comparable period in 2013. As a percentage of sales, selling and general administrative expenses increased to 35.2 % for the year ended December 31, 2014 from 38.6 % for the same period in 2013. Direct selling expenses decreased $2,307, or 12.7%, to $15,852 for the year ended December 31, 2014 from $18,159 reported for the comparable period in 2013. Direct selling expenses are comprised of sales compensation costs, advertising, and related travel costs.

General administrative expenses decreased $19,787, or 3%, to $624,463 for the year ended December 31, 2014 from $644,250 reported for the comparable period in 2013. The increase is attributable to increases of $36,264 in stock based compensation, salaries, office, insurance, taxes, utilities, bank charges, professional fees and legal settlements, partially offset by $16,477 decreases in compensation bonuses, insurance, telephone, utilities, late fees, bad debt and miscellaneous expenses.

Delivery expenses increased $41,252 or 24.5%, to $209,348 for the year ended December 31, 2014 from $168,096 reported for the comparable period in 2013. Delivery expenses are comprised of outside trucking, salaries and related benefits, insurance, repairs and permits. This increase in delivery expenses is mainly attributable to the higher sales volume in 2014 compared to 2013.

For the years ended December 31, 2014 and 2013, we reported interest expense of $186,152 and $109,403, respectively. Debt obligations and interest paid against these debt obligations are discussed in Notes 9-10 to our financial statements for the year ended December 31, 2014 and 2013.

Other income totaled $3,184 and $5,084 for the years ended December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014 and 2013, the Company did not pay any federal income taxes. For the years ended December 31, 2014 and 2013, the Company recorded income tax benefit of $73,244 and $379,750, respectively, which represents the change in the difference between book and tax basis of assets originally acquired in a bargain asset purchase.

For year ended December 31, 2013, extraordinary items of $1,347,188, are comprised of a $30,000 legal settlement expense relating to settlement of a lawsuit (See Settlement of Lawsuit) and a gain of $1,377,178 on extinguishment of debt which are discussed in Notes 9-10 to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $3,595,427. Liquid assets at December 31, 2014 consisted primarily of cash and cash equivalents of $187,389. Current liabilities of $2,926,988 exceeded current assets by $2,307,388. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, and borrowings from financial institutions, and advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives. Until the company is successful in securing funds investors they have begun to stretch payments to its vendors and thus its obligations to those vendors have increased from the prior year. There is no guarantee that the Company will be able to raise funds from outside investors or continue to rely on its vendors to help finance its operations.

Cash increased $123,969 to $187,389 at December 31, 2014, as compared to $63,420 at December 31, 2013, which results from the following:

Net Income (loss)	$(885,668)

Adjustments to reconcile net income to net cash	426,766

Changes in operating assets and liabilities	(138,126)

Net cash used by operating activities	(597,028)

Investing activities	0

Financing activities	720,997

Net increase in cash	$123,969

Cash used by our operating activities for the year ended December 31, 2014 was $597,028, comprised of a net income (loss) of $885,668, noncash reconciling adjustments of $426,766, and changes in operating assets and liabilities of $138,126. Noncash reconciling adjustments include, stock issued for services of $41,600, gain on sale of fixed asset of $322 and depreciation and amortization of $384,844.

The $136,126 change in operating assets and liabilities is primarily attributable to an increase in, accounts payable of $123,744, deferred revenue of $ 11,471 and prepaid expenses of $ 8,734, partially offset by a decreases in accounts receivable of $31,688, inventory of $80,162, in deferred financing costs of $95,225, and a decrease in deferred tax liability of $ 75,000.

Cash provided by financing activities of $720,997, comprised of an issuance of shares of common stock of $48,020, proceeds from issuance of notes of $777,295, payments against notes of $43,692, payments to related parties of $47,298 and payments on capital lease obligations of $ 13,328.

Comparison of cash flows for year ended December 31, 2014 to year ended December 31, 2013

Net cash used for operating activities increased $411,362, or 222% to $597,028 for the year ended December 31, 2014 from $185,666 for the comparable period in 2013. This increase in net cash used for operating activities, are comprised of decreases in net income of $1,499,126, offset by increases in non-cash reconciling adjustments of $1,152,671 and operating assets and liabilities of $64,907 for the year ended December 2014 as compared to 2013.

Net cash used for investing activities decreased $11,939, to $ 0 for the year ended December 31, 2014 from $11,939 for the comparable period in 2013.

Net cash provided from financing activities increased $606,345, to $720,997 for the year ended December 31, 2014 from $114,652 for the comparable period in 2013. The increases are comprised of $727,295 increase in proceeds from notes payables, a $48,020 increase in issuance of common stock, a $7,500 decrease in payments on equipment loans, a $38,858 decrease in payments against a property tax loan, a $1,712 decrease in capital lease obligations, partially offset by a $112,777 decrease in change in mortgage payable, an increase payments on notes payable of 43,692 and an increase of $60,571 in payments for related parties.

In August 2013, the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the Income Statement as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000. During August 2014, the Company elected to extend the mortgage six months until January 31, 2015 by paying $45,000. In January 2015, the Company elected to extend the mortgage an additional six months until July 31, 2015 by paying $ 27,000.

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

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects,

At December 31, 2014, we owed $250,000 to a commercial bank against a revolving line of credit of $250,000. The line of credit is secured by the Company’s accounts receivable and inventory, and carried an interest rate of 5.25% at December 31, 2014. On September 22, 2014, the commercial bank in coordination with the Company decided to exercise their right to cancel the line of credit effective February 22, 2015. As of February 22, 2015, the bank has allowed the line of credit with the Company to expire. The commercial bank has however informally agreed to extend the line of credit for six months subject to an appraisal and securing a second mortgage on the real property.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Audited Financial Statements ending December 31, 2014. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made.

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

A “Summons with Notice” (but not a Complaint), naming BRWC, Mrs. Lavoie and Cortellazi as defendants, was filed on March 14th, 2012 in the Sullivan County, New York Supreme Court (and later served on BRWC and Mrs. Lavoie) by counsel for plaintiffs (the proposed CEO and former Boreal employee). The index number of the court filing is 2012-676. The Company and Mrs. Lavoie have retained counsel. A Complaint has since been served, seeking damages totaling $53,600 plus $15,000 in attorney’s fees, alleging violations of Article 11 of New York’s General Obligations Law. Plaintiffs are identified as Michael Gambino and Alan Silverstein. Defendants BRWC and

Mrs. Lavoie has filed an Answer and Counterclaims, dated September 24, 2012. Counterclaims have been filed against Cortellazi, who has basically admitted his role in the scheme as part of an out of court settlement, as well as Gambino and Silverstein for fraud, defamation and slander, and damages, including punitive damages and attorney’s fees.

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

 None

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Currently, we have one Director and two officers.

Set forth below are the names, ages, positions, and biographical information of our Director and executive officers.

Name	Age	Position
Mrs. Francine Lavoie	57	President, CEO, Treasurer
Mr. Christopher Umecki	55	VP - Operations

A.	The name of the Chief Executive Officer, sole member of the Board of Directors and control person.

1.	Mrs. Francine Lavoie is the President, Chief Executive Officer, Treasurer, and currently the sole Director of the Company, located at 4496 State Road 42N, Kiamesha Lake, NY 12751, positions she has held since May 2008. Mrs. Francine Lavoie has been in the bottling and distribution of natural spring water since 2000. Ms. Lavoie has a B.A.Sc. in chemical engineering from the University of Ottawa and a M.B.A. from University of Western Ontario. She also holds several awards from Best Business of the Year, Excellence in Export from the Minister of Agriculture, and Best Business Builder of the Year, to Best Women Entrepreneur of the Year. In addition to serving as President and CEO of Boreal Water Collection, Inc., Ms. Lavoie is also President and owner of Les Sources Saint-Elie, a three time award winner for superior taste from the International Taste and Quality Institute. She has previously demonstrated her business abilities in real estate development, product conception, and international sales as the President and owner of DeLaVoie International from 1986 through 2002. In 2001, Mrs. Lavoie became the President of Les Sources Saint-Elie and restructured the entire company after a near bankruptcy situation. She developed and designed a new marketing approach and managed the whole plant operation from sales, finance, and manufacturing at the natural spring water bottling plant to obtaining a permit to increase production from regulatory agencies, which makes Saint-Elie one of Canada’s largest sources in Quebec. In April of 2009, Ms. Lavoie acquired A.T. Reynolds dba Leisure Time Spring Water (LTSW) from the bankruptcy courts. Based on her experience in business and specifically in the bottle water industry, she quickly determined that it would be in the Company’s best interest to sell the Home and Office Division (“Division”), which ultimately resulted in the successful sale of the Division to LTSW to a NJ distributor, with a four year bottling contract. She has renegotiated all contracts with suppliers and customers, restructured and conducted a successful turnaround strategy, and has developed and designed a new marketing approach, with a goal of making Boreal Water Collection a North Eastern USA leader for high-end private label bottled water.

2.	Christopher Umecki is Vice President of Operations and also in charge of the design department and IT department located at 4496 State Road 42N, Kiamesha Lake, NY 12751. Mr. Umecki is a results-driven operating executive with 10 years’ progressive experience in plant, manufacturing and distribution management, with the ability to combine modern manufacturing philosophies and systematic approaches to consistently deliver strong operating and financial results. He has over 15 years of experience in publicity, graphic design, and photography, which includes photo art, logos and brochures, infography, graphics and design, and production of electronic and printed material. Mr. Umecki had experience with organizations such as Alfred Sung, Tropicana, and L'Oreal; he is recognized in the industry for his innovations and creativity. He also manages all the bottling, ordering and deliveries process, directly from the Boreal plant.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Francine Lavoie (1)	2014	$120,000	none	$4,270	none	none	none	none	$124,270

Francine Lavoie (1)	2013	152,548	none	$5,659	none	none	none	none	$158,207

Christopher Umecki (2)	2014	$60,000	none	$1,146	none	none	none	none	$61,146

Christopher Umecki (2)	2013	$76,274	none	$1,809	none	none	none	none	$78,083

(1) The Company and Francine Lavoie entered into a 3 year employment contract dated September 24, 2012 which provides for an annual salary of $120,000 plus annual issuances of 3 million shares of the Company’s common stock. During January 2015, Ms. Lavoie elected to convert the amount due for her earned salary into shares of the Company’s stock in accordance with the terms of her contract. During January 2015 the company issued a total of 203,566,444 shares of its common stock in payment of earned salary and stock awards for the period September 24, 2012 to January 19, 2015.

(2) The Company and Christopher Umecki entered into a 3 year employment contract dated September 24, 2012 which provides for annual salary of $60,000 plus annual issuances of 1 million shares of the Company’s common stock. During January 2015, Mr. Umeckie elected to convert the amount due for his earned salary into shares of the Company’s stock in accordance with the terms of his contract. During January 2015 the company issued a total of 100,617,468 shares of its common stock in payment of earned salary and stock awards for the period September 24, 2012 to January 19, 2015.

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

At December 31, 2014 and 2013, the Company owed a related party approximately $0 and $284,000, respectively, for ongoing operating and purchase transactions with the related party company. At December 31, 2014, the Company owed the principal shareholder $ 250,342. The $250,342 owed to the principal shareholder and accrued interest of $5,898 was paid in January 2015 to the principal shareholder by converting these loans into 180,032,305 shares of the Company’s common stock.

(c) Distributions

We have not made, and do not anticipate making in the foreseeable future, any distributions to our common stockholders

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Services Provided	2014	2013
Audit Fees	$24,000	$18,715
Audit-Related Fees	4,500	3,600
Tax Fees	1,000	1,000
All other Fees		9,000
Total	$29,500	$28,715

Audit Fees

The aggregate fees billed for the year that ended on December 31, 2014 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $24,000.

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

Audit –Related Fees

For the years ended on December 31, 2014 and 2013, the fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A were $ 4,500 and $3,600 respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013, for professional services rendered by our principal independent accountant for tax compliance, tax advice and tax planning were $1,000 and $1,000 respectively.

All Other Fees

The aggregate fees billed for the years ended on December 31, 2014 and 2013 for products and services by the principal independent accountant (other than services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0 and $9,000 respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Financial Statements for our fiscal years 2014 and 2013 are included herewith. Our Articles of Incorporation, with all amendments thereto and our Bylaws are included as exhibits.

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

Date: March 30, 2015

BOREAL WATER COLLECTION, INC.
	By:	/s/ Francine Lavoie
Francine Lavoie
Francine Lavoie, Principal Executive Officer, Principal Financial Officer, Controller and Sole Member of the Board of Directors

Boreal Water Collection Inc.

Financial statements table of contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Boreal Water Collection, Inc.

Kiamesha Lake, New York

I have audited the accompanying consolidated balance sheets of Boreal Water Collection, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013, and the related notes to the financial statements.

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

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has incurred a deficit of approximately $3.6 million and has used approximately $800,000 of cash due to its operating activities in the two years ended December 31, 2014. The Company may not have adequate readily available resources to fund operations through December 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 27, 2015

Boreal Water Collection Inc.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
		(Restated)
ASSETS

Current assets
Cash	$187,389	$63,420
Accounts receivable, less allowance for doubtful accounts of $2,506 at December 31, 2014 and December 31, 2013 respectively	131,313	99,624
Inventory	226,899	146,737
Prepaid	20,963	29,697
Deferred financing costs, net of accumulated amortization	53,037	116,368
Total current assets	619,600	455,847

Property and equipment, net of accumulated depreciation	2,509,117	2,735,727

Other assets
Security deposit	4,500	4,500

Total assets	$3,133,217	$3,196,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$855,143	$719,400
Deferred revenue	11,471	–
Short-term borrowings	1,806,064	1,200,000
Officer loan payable	250,342	–
Current portion of capital lease payable	3,968	13,328
Due to Related Party	–	297,640
Total current liabilities	2,926,988	2,230,368

Long-term liabilities
Accounts payable	2,000	14,000
Capital lease - net of current	3,925	7,893
Deferred tax liability	343,440	418,440
Total long-term liabilities	349,365	440,333
Total liabilities	3,276,353	2,670,701

Stockholders' equity
Common stock, $.001 par value; 600,000,000 shares authorized, 370,131,010 and 322,447,351 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	370,130	322,447
Additional paid-in capital	3,082,161	2,912,685
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(3,595,427)	(2,709,759)
Total stockholders' equity (deficit)	(143,136)	525,373

Total liabilities and stockholders' equity	$3,133,217	$3,196,074

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

	December 31,
	2014	2013
		(Restated)

Sales	$2,411,739	$2,151,513
Cost of sales	1,956,271	1,810,647
Gross profit	455,468	340,866

Operating Expenses

Selling and general and administrative	849,663	830,506
Impairment charge	–	117,077
Depreciation and amortization	385,102	519,918

Total expenses	1,234,765	1,467,501

Operating income (loss)	(779,298)	(1,126,635)

Other income (expense)
Interest income	34	34
Rental income	3,150	5,050
Insurance recovery	–	117,473
Gain (loss) on sale of equipment	3,354	–
Interest expense	(186,152)	(109,402)

Total other income (expense)	(179,614)	13,155

Net income (loss) before income taxes	(958,912)	(1,113,480)

Provision for income taxes (benefit)	(73,244)	(379,750)

Net income (loss) before extraordinary items	(885,668)	(733,730)

Extraordinary items:
Extinguishment of debt	–	1,377,188
Litigation settlement	–	(30,000)
Total extraordinary items	–	1,347,188

Net income (loss)	$(885,668)	$613,458

Net loss per weighted share, basic and fully diluted

Loss before extraordinary item	$(0.003)	$(0.002)
Extraordinary item	–	0.004
Net income(loss)	$(0.003)	$0.002

Weighted average number of common shares outstanding, basic and fully diluted	333,394,339	314,531,723

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2012	310,158,889	$310,159	$2,839,973	$(3,323,217)	$(173,085)
Common shares issued for services	1,538,462	1,538	18,462	–	20,000
Common shares issued	10,750,000	10,750	54,250	–	65,000
Net income - December 31, 2013	–	–	–	613,458	613,458
Balance, December 31, 2013 (Restated)	322,447,351	$322,447	$2,912,685	$(2,709,759)	$525,373
Common shares issued for services	5,000,000	5,000	36,600	–	41,600
Common shares in payment of convertible debt	37,036,786	37,037	90,503	–	127,540
Common shares issued	5,646,873	5,647	42,373	–	48,020
Net loss - December 31, 2014	–	–	–	(885,668)	(885,668)
Balance, December 31, 2014	370,131,010	$370,130	$3,082,161	$(3,595,427)	$(143,136)

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013
		(Restated)
Cash flows from operations
Net income (loss)	$(885,668)	$613,458
Adjustment to reconcile net income (loss) to net cash:
Depreciation and amortization	384,844	519,918
Stock issued for services	41,600	20,000
Allowance for doubtful accounts	–	(5,713)
Extraordinary gain on extinguishment of debt	–	(1,377,187)
Impairment charge	–	117,077
Gain on sale of fixed asset	322	–
Changes in operating assets and liabilities:
Accounts receivable	(31,688)	(3,119)
Accounts receivable-other	–	13,624
Inventory	(80,162)	53,860
Deferred financing costs	(95,225)	(22,000)
Deferred revenue	11,471	–
Prepaid expenses	8,734	(1,617)
Deferred taxes	(75,000)	(381,250)
Accounts payable and accrued expenses	123,744	267,283
Net cash used for operating activities	(597,028)	(185,666)
Cash Flows from investing activities
Purchases of property and equipment	–	(11,939)
Net cash provided by (used for) investing activities	–	(11,939)
Cash flows from financing activities
Proceeds from loan payable- other	–	50,000
Related party advances, net	(47,298)	13,273
Proceeds from issuance of convertible notes	540,045	–
Proceeds from revenue based factoring	237,250	–
Payments on revenue based factoring	(43,692)	–
Payments on equipment loans	–	(7,500)
Payments against loan payment - property taxes	–	(38,858)
Payments on capital lease obligation	(13,328)	(15,040)
Increase (decrease) in mortgage payable	–	112,777
Issuance of shares of common stock	48,020	–
Net cash provided by financing activities	720,997	114,652
Net increase (decrease) in cash	123,969	(82,952)
Cash, beginning of period	63,420	146,372
Cash, end of period	$187,389	$63,420
Supplemental disclosures:
Cash paid during the year for:
Interest	$163,686	$18,277
Taxes	$1,756	$–
Non-cash investing and financing transactions:
Issuance of 5,000,000 shares of common stock in connection with professional services rendered	$41,600	$–
Issuance of 1,538,462 shares of common stock in connection with professional services rendered	$–	$20,000
Issuance of 37,036,786 shares of common stock in payment of convertible debt	$127,588	$–
Issuance of 10.750M shares of common stock for $65,000 which was received in a prior year and shown on the balance sheet as deposit on purchase	$–	$65,000
Purchase of fixed assets utilizing a capital lease transaction	$–	$12,500

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

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

December 31, 2014

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

Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Freight-in is included in cost of sales and freight charged to customers is included in sales in the Company’s statements of operations. Delivery and related shipping costs are included in sales and general administrative expenses, and for the years ended December 31, 2014 and 2013, these expenses totaled $209,348 and $168,096, respectively.

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

December 31, 2014

Note 2 – Summary of Significant Accounting Principles (continued)

Long-Lived Assets

In accordance with FASB ASC Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2014 and 2013.

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

December 31, 2014

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the year ended December 31, 2014.

Comprehensive Income

The Company complies with FASB ASC Topic 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 2 – Summary of Significant Accounting Principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the years ended December 31, 2014 and 2013, the Company recorded $0 and $0, respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $41,600 and $20,000 during the year ended December 31, 2014 and 2013, respectively, related to consulting services.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 2 – Summary of Significant Accounting Principles (continued)

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 2 – Summary of Significant Accounting Principles (continued)

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that annual period. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 to its financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact the Company’s financial statements and related disclosures.

In November 2014, the FASB issued ASU 20-14-16, Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 2 – Summary of Significant Accounting Principles (continued)

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

The Company’s three largest customers accounted for approximately 35% and 24% of sales for the years ended December 31, 2014 and December 31, 2013, respectively.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since January 10, 2006 (date of quasi reorganization), the Company has accumulated a deficit of approximately $3,595,427. Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern. The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan. In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Inventory

Inventory consists of the following categories:

	2014	2013

Raw materials	$204,795	$126,364
Finished Goods	22,103	20,373
Total	$226,899	$146,737

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 5 – Property and Equipment

Equipment consists of the following categories at December 31, 2014 and December 31, 2013:

	2014	2013

Building	$2,000,000	$2,000,000
Land	324,000	324,000
Leasehold improvements	41,621	41,621
Furniture & fixtures	16,997	16,997
Computer equipment	26,169	26,169
Machinery and equipment	1,086,393	1,087,893
Transportation equipment	50,250	50,250
	3,545,430	3,546,930
Less: accumulated depreciation	1,036,313	811,203
Total	$2,509,117	$2,735,727

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

Depreciation expense for the year ended December 31, 2014 and 2013 totaled $226,288 and $376,568, respectively.

Note 6 – License

On December 17, 2007, the Company entered into an exclusive licensing agreement (“Agreement”) with a Canadian bottle water company to distribute, sell, advertise, promote, and market under private label, its products in the United States., with an original cost of $2.0 million. The Agreement was subsequently revised and replaced with a new Agreement on June 16, 2008 at a cost of $1.022 million. The Company’s President and CEO is the principal shareholder of the Canadian company. The license is being amortized over a five year period from June 16, 2008. At December 31, 2014 and December 31, 2013, the license has been fully amortized.

Amortization expense for the year ended December 31, 2014 and 2013 totaled $0 and $85,166, respectively

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

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

On June 3, 2014, the Company issued 10,621,266 shares of its $0.001 par value common stock to a third party investor in exchange for the conversion of their loan of $68,082.

On July 24, 2014, the Company issued 3 million shares of its $0.001 par value common stock for services rendered.

On September 5, 2014, the Company issued 3,750,000 shares of its $0.001 par value common stock to a third party investor for a cash payment of $30,000.

On October 15, 2014, the Company issued 2 million shares of its $0.001 par value common stock for services rendered.

On October 16, 2014, the Company issued 1,896,873 million shares of its $0.001 par value common stock to a third party investor for a cash payment of $18,020.

On November 7 and 25, 2014, the Company issued 26,415,520 shares of its $0.001 par value common stock to a third party investor in exchange for the conversion of their loan of $55,000.

Note 8 – Income Taxes

At December 31, 2014, the Company had approximately $3.6 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,260,000	$960,000
Other temporary differences	–	–
Deferred tax assets	1,260,000	960,000
Less: Valuation allowance	(1,260,000)	(960,000)
Net deferred tax asset	$–	$–
Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(343,440)	$(418,440)

Net deferred tax assets (liabilities)	$(343,440)	$(418,440)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,260,000 and $960,000 at December 31, 2014 and 2013, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the years ended December 31, 2014 or 2013.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 9 – Short-Term Borrowings

	2014	2013
Line of credit	$250,000	$250,000
Mortgage	900,000	900,000
JSJ Investments	76,256	–
Revenue based factoring	63,066	–
LG Capital	78,750	–
Typenex Co-Investment	107,500	–
Auctus Private Equity	75,000	–
Eastmore Capital	75,000	–
Quarter Spot	130,492	–
Other	50,000	50,000
Total	$1,806,064	$1,200,000

During 2009, the Company obtained a revolving line of credit with a commercial bank in the amount of $250,000 at annual interest rate of 5.25%. The line of credit is secured by the Company’s accounts receivable and inventory. On September 22, 2014, the commercial bank in coordination with the Company decided to exercise their right to cancel the line of credit effective February 22, 2015. As of February 22, 2015, the bank has allowed the line of credit with the Company to expire. The commercial bank has however informally agreed to extend the line of credit for six months subject to an appraisal and securing a second mortgage on the real property.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 9 – Short-Term Borrowings (continued)

In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the statements of operations as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000. . During August 2014, the Company elected to extend the mortgage six months until January 31, 2015 by paying $45,000. In January 2015, the Company elected to extend the mortgage an additional six months until July 31, 2015 by paying $ 27,000.

During May and June 2014, the Company entered into a series of unsecured convertible promissory note agreements ("Notes") with JSJ Investments, Inc. ("JSJ" or "holder"). The principal amount for these two Notes total $131,256 with interest from 12% to 15% per annum. The maturity dates are November 2014. There is a 150% cash redemption premium on the principal amount only, upon approval by JSJ. The Note is convertible into the Company’s common stock. The conversion amount is the Note principal plus default interest, if any. During November 2014, JSJ converted $55,000 of their notes into the Company’s common stock for 26,415,520 shares at an exercise price of $0.00225 per share. JSJ Investments, Inc. entered into a convertible promissory note with the Company dated May 25, 2014 (“JSJ Note”). During January and March 2015, JSJ converted their $76,256 of their notes (including accrued interest) into the Company’s common stock for 59,330.032 shares at exercise prices ranging from $.000733333 to $0.001118. The company also entered into another unsecured promissory note dated May 25, 2014 for $68,082 with interest at 12% per annum. This note for $68,082 was immediately converted into the Company’s stock for 10,621,266 shares at an exercise price of $0.00641 per share.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 9 – Short-Term Borrowings (continued)

On December 4, 2014, the Company entered into a Promissory Note with Quarter Spot, a Virginia based company. The Company, pursuant to the Agreement, sold future receipts, accounts, written contracts and other obligations to Quarter Spot. The sale price is $137,250. The company will make a total of approximately 257 daily loan payments of $673. SFS has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory.

During June 2013, a third party loaned the Company $50,000 bearing interest at 6.8% and maturing May 2015 (as amended in June 2014 and November 2014).

Note 10 – Related Party

At December 31, 2014 and December 31, 2013, the Company owed a related party approximately $0 and $298,000, respectively, for ongoing operating and purchase transactions with the related party company.

On July 31, 2014 the related party assigned $250,342 of the approximately $330,000 debt owed by Boreal to the company’s principal shareholder. This note bears interest at 5% and matures on December 31, 2014. The $250,342 owed to the principal shareholder (including accrued interest of $5,898) was paid in January 2015 to the principal shareholder by converting their loans into 180,032,305 shares of the Company’s common stock.

For the year ended 2014 and 2013 the Company made purchases from the third party of $58,699 and $41,456, respectively and made sales to the related party of $2,430 and $36,063, respectively.

Note 11 – Commitments and Contingencies

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 11 – Commitments and Contingencies (continued)

The future minimum payments due under the terms of the Agreement are as follows:

Years Ending
December 31,
2015	$65,000
2016	65,000
2017	65,000
2018	65,000
2019	65,486
Thereafter	1,280,347
$1,605,834

Note 12 – Litigation

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

Note 13 – Subsequent Event

On January 21, 2015, the Company increased its authorized shares from 600 million to 1.5 billion.

During January 2015 Ms. Lavoie has elected to convert the amount due for her earned salary into shares of the company stock in accordance with the terms of his contract. During January 2015, the Company issued a total of 203,566,444 shares of its common stock in payment of earned salary and stock awards for the period September 24, 2012 to January 19, 2015.

During January 2015, Mr. Umeckie has elected to convert the amount due for his earned salary to shares of the company’s stock in accordance with the terms of his contract. During January 2015, the company issued a total of 100,617,468 shares of its common stock in payment of earned salary and stock awards for the period September 24, 2012 to January 19, 2015.

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 13 – Subsequent Event (continued)

During February 2015, the Company entered into a “Revenue Based Factoring (RBF/ACH) Agreement” (“Agreement”) with World Global Financing Inc. (“WGF”), a Florida based company. The Company, pursuant to the Agreement, sold future receipts, accounts, written contracts and other obligations to WGF (“receipts”). The sale price is $130,000.00. The company will make a total of approximately 168 daily loan payments of $1,014. WGF purchased a total of $170,000.00 in receipts. The Agreement has an indefinite term, lasting until the Company completes its obligations contained therein. WGF has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory. Mrs. Francine Lavoie, sole member of the Board of Directors and Company CEO, has also personally guaranteed the Agreement.

On January 20, 2015, $18,621 of the convertible note issued on May 25, 2014 was converted into 16,651,113 shares of common stock at a conversion rate of $0.001118.

On March 6, 2015, $31,298 of the convertible note issued on May 25, 2014 was converted into 42,978,920 shares of common stock at a conversion rate of $0.000733333.

Note 14— Restatement

The Company has restated its financial statements as of and for the year ended December 31, 2013, to recognize the salary and related stock benefits for the employments contracts for the President and Vice- President for the period September 2012 to December 2013. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

	December 31, 2013
	Original	Restated	Change
Balance Sheet

Total assets	$3,196,074	$3,196,074	$–

Current liabilities
Accounts payable and accrued expenses	$483,110	$719,400	$236,290
Short-term borrowings	1,200,000	1,200,000	–
Current portion of capital lease payable	13,328	13,328	–
Due to Related Party	297,640	297,640	–
Total current liabilities	1,994,078	2,230,368	236,290

Long-term liabilities
Accounts payable	14,000	14,000	–
Capital lease - net of current	7,893	7,893	–
Deferred tax liability	418,440	418,440	–
Total long-term liabilities	440,333	440,333	–
Total liabilities	2,434,411	2,670,701	236,290

Stockholders' equity	761,663	525,373	(236,290)

Total liabilities and stockholders' equity	$3,196,074	$3,196,074	$–

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 14 – Restatement (continued)

	December 31, 2013
	Original	Restated	Change
Statement of Operations

Sales	$2,151,513	$2,151,513	$–
Cost of sales	1,810,647	1,810,647	–
Gross profit	340,866	340,866	–

Operating Expenses

Selling and general and administrative	594,216	830,506	236,290
Impairment charge	117,077	117,077	–
Depreciation and amortization	519,918	519,918	–

Total expenses	1,231,211	1,467,501	236,290

Operating income (loss)	(890,345)	(1,126,635)	(236,290)

Other income (expense)
Interest income	34	34	–
Rental income	5,050	5,050	–
Insurance recovery	117,473	117,473	–
Interest expense	(109,402)	(109,402)	–

Total other income (expense)	13,155	13,155	–

Net income (loss) before income taxes	(877,190)	(1,113,480)	(236,290)

Provision for income taxes (benefit)	(379,750)	(379,750)	–

Net income (loss) before extraordinary items	(497,440)	(733,730)	(236,290)

Extraordinary items:
Extinguishment of debt	1,377,188	1,377,188	–
Litigation settlement	(30,000)	(30,000)	–
Total extraordinary items	1,347,188	1,347,188	–

Net income (loss)	$849,748	$613,458	$(236,290)

Net loss per weighted share, basic and fully diluted
Loss before extraordinary item	$(0.002)	$(0.002)	$(0.001)
Extraordinary item	0.004	0.004	–
Net income (loss)	$0.003	$0.002	$(0.001)

Weighted average number of common shares outstanding, basic and fully diluted	314,531,723	314,531,723	314,531,723

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 14 – Restatement (continued)

	December 31, 2013
	Original	Restated	Change
Statement of Changes in Stockholders' Equity

Common shares issued for services	1,538,462	1,538,462	–
Common Stock	$1,538	$1,538	–
Paid in Capital	$18,462	$18,462	–

Common shares issued	10,750,000	10,750,000	–
Common Stock	$10,750	$10,750	–
Paid in Capital	$54,250	$54,250	–

Net income	$849,748	$613,458	$(236,290)

Balance of equity at December 31, 2013	$761,663	$525,373	$(236,290)

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

Note 14 – Restatement (continued)

	December 31, 2013
	Original	Restated	Change
Statement of Cash Flows
Cash flows from operations
Net income	$849,748	$613,458	$(236,290)
Adjustment to reconcile net income to net cash:
Depreciation and amortization	519,918	519,918	–
Stock issued for services	20,000	20,000	–
Allowance for doubtful accounts	(5,713)	(5,713)	–
Extraordinary gain on extinguishment of debt	(1,377,187)	(1,377,187)	–
Impairment charge	117,077	117,077	–
Changes in operating assets and liabilities:
Accounts receivable	(3,119)	(3,119)	–
Accounts receivable-other	13,624	13,624	–
Inventory	53,860	53,860	–
Deferred financing costs	(22,000)	(22,000)	–
Prepaid expenses	(1,617)	(1,617)	–
Deferred taxes	(381,250)	(381,250)	–
Accounts payable and accrued expenses	30,993	267,283	236,290
Net cash used for operating activities	(185,666)	(185,666)	–
Cash Flows from investing activities
Purchases of property and equipment	(11,939)	(11,939)	–
Net cash provided by (used for) investing activities	(11,939)	(11,939)	–
Cash flows from financing activities
Proceeds from loan payable- other	50,000	50,000	–
Related party advances, net	13,273	13,273	–
Payments on equipment loans	(7,500)	(7,500)	–
Payments against loan payment - property taxes	(38,858)	(38,858)	–
Payments on capital lease obligation	(15,040)	(15,040)	–
Increase (decrease) in mortgage payable	112,777	112,777	–
Net cash provided by financing activities	114,652	114,652	–
Net increase (decrease) in cash	(82,952)	(82,952)	–
Cash, beginning of period	146,372	146,372	–
Cash, end of period	$63,420	$63,420	$–
Supplemental disclosures:
Cash paid during the year for:
Interest	$18,277	$18,277
Taxes	$–	$–
Non-cash investing and financing transactions:
Issuance of 1,538,462 shares of common stock in connection with professional services rendered	$20,000	$20,000
Issuance of 10.750M shares of common stock for $65,000 which was received in a prior year and shown on the
balance sheet as deposit on purchase	$65,000	$65,000
Purchase of fixed assets utilizing a capital lease transaction	$12,500	$12,500

