Form 10-Q
period 2015-03-31
Boreal Water Collection Inc.
filed 2015-05-13
CIK 1538333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, there were 2,021,625,349 shares of the Registrant's Common Stock, $0.001 par value per share outstanding.

Boreal Water Collection Inc.

For The Quarterly Period Ended March 31, 2015

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boreal Water Collection Inc.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$125,842	$187,389
Accounts receivable, less allowance for doubtful accounts of $2,506 at March 31, 2015 and December 31, 2014 respectively	74,139	131,313
Inventory	239,792	226,899
Prepaid expenses	51,222	20,963
Due from related party	9,004	–
Deferred financing costs, net of accumulated amortization	42,621	53,036
Total current assets	542,620	619,600

Property and equipment, net of accumulated depreciation	2,456,687	2,509,117

Other assets
License, net of accumulated amortization	–	–
Security deposit	4,500	4,500
Total other assets	4,500	4,500

Total assets	$3,003,807	$3,133,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$464,452	$855,143
Deferred revenue	5,130	11,471
Short-term borrowings	1,869,525	1,806,064
Officer loan payable	–	250,342
Current portion of capital lease payable	3,968	3,968
Total current liabilities	2,343,075	2,926,988

Long-term liabilities
Accounts payable	–	2,000
Capital lease - net of current	2,897	3,925
Deferred Tax Liability	343,440	343,440
Total liabilities	2,689,412	3,276,353

Stockholders' equity
Common stock, $.001 par value; 5,000,000,000 shares authorized, 987,740,405 and 370,131,010 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	987,739	370,130
Additional paid-in capital	3,223,821	3,082,161
Deficit accumulated since January 10, 2006 in connection with quasi reorganization	(3,897,165)	(3,595,427)
Total stockholders' equity	314,395	(143,136)

Total liabilities and stockholders' equity	$3,003,807	$3,133,217

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2015	2014
Sales	$531,414	$450,087
Cost of sales	490,823	410,894
Gross profit	40,591	39,193

Operating Expenses

Selling and general and administrative	157,770	131,847
Depreciation and amortization	98,070	102,112

Total expenses	255,841	233,959

Operating income (loss)	(215,250)	(194,766)

Other income (expense)

Rental income	–	1,350
Interest expense	(84,614)	(31,581)

Total other income (expense)	(84,614)	(30,231)

Net income (loss) before income taxes	(299,864)	(224,997)

Provision for income taxes (benefit)	1,875	375

Net income (loss)	$(301,739)	$(225,372)

Net loss per weighted share, basic and fully diluted	$(0.001)	$(0.001)

Weighted average number of common shares outstanding, basic and fully diluted	468,802,389	322,447,351

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2013 (Restated)	322,447,351	$322,447	$2,912,685	$(2,709,759)	$525,372

Common shares issued for services	5,000,000	5,000	36,600		41,600

Common shares in payment of convertible debt	37,036,786	37,037	90,503		127,540

Common shares issued	5,646,873	5,647	42,373		48,020

Net loss - December 31, 2014				(885,668)	(885,668)

Balance, December 31, 2014	370,131,010	$370,130	$3,082,161	$(3,595,427)	$(143,136)

Common shares issued in payment of officer's debt	180,032,305	180,032	76,208		256,240

Common shares in payment of convertible debt	133,393,178	133,393	(50,035)		83,358

Common shares issued in for services rendered by officers	304,183,912	304,184	115,487		419,671

Net loss - March 31, 2015				(301,739)	(301,739)

Balance, March 31, 2015	987,740,405	$987,739	$3,223,821	$(3,897,165)	$314,395

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operations
Net income (loss)	$(301,739)	$(225,372)
Adjustment to reconcile net income to net cash:
Depreciation and amortization	98,070	101,855
Stock based compensation	42,965	–
Changes in operating assets and liabilities:
Accounts receivable	57,173	26,324
Inventory	(12,893)	(3,997)
Prepaid expenses	(30,259)	(20,007)
Accounts payable and accrued expenses	(2,985)	109,172
Deferred financing costs	(33,895)	–
Deferred revenue	(6,341)	–
Net cash provided for operating activities	(189,904)	(12,025)
Cash Flows from investing activities
Purchases of property and equipment	(1,328)	–
Net cash provided by (used for) investing activities	(1,328)	–
Cash flows from financing activities
Related party advances, net	(9,004)	4,821
Payments on note payable-other	–	(3,000)
Proceeds from revenue based factoring	230,000	–
Payments on revenue based factoring	(90,283)	–
Payments on capital lease obligation	(1,028)	(4,831)
Net cash provided by financing activities	129,685	(3,010)
Net increase (decrease) in cash	(61,547)	(15,035)
Cash, beginning of period	187,389	63,420
Cash, end of period	$125,842	$48,385
Supplemental disclosures:
Cash paid during the year for:
Interest	$82,549	$375
Taxes	$1,875	$30,982
Non-cash investing and financing transactions:
Issuance of 304,183,912 shares of common stock in connection with stock based compensation	$419,671	$–
Issuance of 133,393,178 shares of common stock in payment of convertible debt	$83,358	$–
Issuance of 180,032,305 shares of common stock in payment of officer note payable	$256,240	$–

The accompanying notes are an integral part of these financial statements.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

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

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matter. Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

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

March 31, 2015

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

Long-Lived Assets

In accordance with FASB ASC Topic 360 Property, Plant, and Equipment , the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2015 and 2014.

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

March 31, 2015

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

March 31, 2015

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on restricted stock awards granted to employees during the three months ended March 31, 2015 and 2014, the Company recorded $42,965 and $0, respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $0 and $0 during the three months ended March 31, 2015 and 2014, respectively, related to consulting services.

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

March 31, 2015

(Unaudited)

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (continued)

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since January 10, 2006 (date of quasi reorganization), the Company has accumulated a deficit of approximately $3,897,165. Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern. The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan. In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Inventory

Inventory consists of the following categories:

	March 31, 2015	December 31, 2014
Raw materials	$210,351	$204,795
Finished Goods	29,441	22,103
Total	$239,792	$226,899

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Note 5 – Property and Equipment

Equipment consists of the following categories at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Building	$2,000,000	$2,000,000
Land	324,000	324,000
Leasehold improvements	41,621	41,621
Furniture & fixtures	16,997	16,997
Computer equipment	27,498	26,169
Machinery and equipment	1,086,393	1,086,393
Transportation equipment	50,250	50,250
	3,546,759	3,545,430
Less: accumulated depreciation	1,090,072	1,036,313
Total	$2,456,687	$2,509,117

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

At December 31, 2014 the license has been fully amortized.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Note 7 – Stockholders’ Equity

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

On January 20, 2015, the Company issued 180,032,305 shares of its $0.001 par value common stock to its majority stockholder in exchange for their conversion of their loan of $ 256,240.

On January 22, 2015, the Company issued 16,651,113 shares of its $0.001 par value common stock to a third party investor in exchange for the conversion of their loan of $18,621.

On January 23, 2015, the Company issued 203,566,444 shares of its $0.001 par value common stock to related parties in payment of their earned salary and stock awards of $419,671 for the period September 2012 to January 2015.

On March 10, 20 and 26, 2015 the Company issued 116,742,065 shares of its $0.001 par value common stock to a third party investor in exchange for their conversion of their loans and accrued interest totaling $ 64,737.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Note 8 – Income Taxes

At March 31, 2015, the Company had approximately $3.8 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2035. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,363,000	$1,260,000
Other temporary differences	–	–
Deferred tax assets	1,363,000	1,260,000
Less: Valuation allowance	(1,363,000)	(1,260,000)
Net deferred tax asset	$–	$–
Deferred tax liabilities:
Difference between book and tax basis of assets acquired in bargain asset purchase	$(343,440)	$(343,440)

Net deferred tax assets (liabilities)	$(343,440)	$(343,440)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,363,000 and $1,260,000 at March 31, 2015 and for the year ended December 31, 2014, respectively, due to the uncertainty of realizing the future tax benefits.

The Company did not pay any income taxes during the three months ended March 31, 2015 or the year ended December 31, 2014.

Note 9 – Short-Term Borrowings

	March 31, 2015	December 31, 2014
Line of credit	$250,000	$250,000
Mortgage	900,000	900,000
JSJ Investments	0	76,256
Revenue based factoring	28,319	63,066
LG Capital	78,750	78,750
Typenex Co-Investment	107,500	107,500
Auctus Private Equity	75,000	75,000
Eastmore Capital	75,000	75,000
Quarter Spot	102,793	130,492
Platinum	86,561	0
World Global	115,602	0
Other	50,000	50,000
Total	$1,869,525	$1,806,064

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Note 9 – Short-Term Borrowings (continued)

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

In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the statements of operations as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000. During August 2014, the Company elected to extend the mortgage six months until January 31, 2015 by paying $45,000. In January 2015, the Company elected to extend the mortgage an additional six months until July 31, 2015 by paying $27,000.

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

Boreal Water Collection, Inc.

Notes to Financial Statements

December 31, 2014

(Unaudited)

Note 9 – Short-Term Borrowings (continued)

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

On February 18, 2015, the Company entered into a Promissory Note with Platinum Rapid Funding Group, a New York based company. The Company, pursuant to the Agreement, sold future receipts, accounts, written contracts and other obligations to Platinum Rapid Funding. The sale price is $100,000. The company will make a total of approximately 147 daily loan payments of $918. Platinum purchased a total of $135,000.00 in receipts. Platinum has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory.

On February 23, 2015, the Company entered into a Promissory Note with World Global Financing, Inc., a Florida based company. The Company, pursuant to the Agreement, sold future receipts, accounts, written contracts and other obligations to World Global. The sale price is $130,000. The company will make a total of approximately 168 daily loan payments of $1,014. World Global purchased a total of $170,300 in receipts. World Global has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory.

During June 2013, a third party loaned the Company $50,000 bearing interest at 6.8% and maturing May 2015 (as amended in November 2014).

Note 10 – Related Party

At March 31, 2015 and December 31, 2014, the Company owed a related party $0 and $0, respectively, for ongoing operating and purchase transactions with the related party company.

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

For the three months ended March 31, 2015 and 2014 the Company made purchases from the related party of $7,289 and $12,924 respectively and made sales to the related party of $0 and $0, respectively.

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Boreal Water Collection, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Note 13 – Subsequent Event

During April and May 2015 Ms. Lavoie and Mr. Umecki have elected to convert the amount due for their earned salary and stock awards into shares of the company stock in accordance with the terms of theirs contract. During April and May 2015, the Company issued a total of 140,953,085 shares of its common stock in payment of earned salary and stock awards for the period March 1, 2015 to April 30, 2015.

During April and May various convertible notes totaling approximately $114,000 were converted into 319,317,146 shares of the Company’s common stock.

As a part of a true-up provision of Ms. Lavoie contract, during May 2015 the Company issued 573,614,695 shares of its common stock.

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

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

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

Comparison of three months ended March 31, 2015 to the three months ended March 31, 2014

The Company reported a net loss of $301,739 and $225,372 for the quarterly periods ended March 31, 2015 and 2014, respectively, an increase in net loss of $76,367, or 33.9%. The details of this decrease in net loss are discussed in the paragraphs below.

For the quarters ended March 31, 2015 and 2014, we reported sales of $531,414 and $450,087, an increase of $81,327, or 18%. This increase is attributable to increases in one gallon sales of $72,331, co-packing house brands of $2,000, transportation sales of $1,274, pallets sales of $838 and label sales of $15,375, partially offset by decreases in miscellaneous sales of $1,742 and co-packing sales of $8,749.

For the quarters ended March 31, 2015 and 2014, cost of sales and the gross profit percentages were 92% and 91% and the gross profit percentages were 8% and 9%, respectively. The increase in cost of sales and the resulting decrease in gross profit is a direct result of lower gross margins for our one gallon line.

Selling and general administrative expenses increased $25,923, or 19.6% to $157,770 for the quarterly period ended March 31, 2015 from $131,847 reported for the comparable period in 2014. As a percentage of sales, selling and general administrative expenses increased to 30% for the quarter ended March 31, 2015 from 29% for the same period in 2014. Direct selling expenses increased $2,418, to $51,937 in the quarterly period ended March 31, 2015 from $49,518 reported for the comparable period in 2014. This increase is partially due to the opening of a new sales office location in China. Direct selling expenses are comprised of delivery, advertising, and related travel costs.

General administrative expenses increased $23,505, or 28.6%, to $105,833 for the three month period ended March 31, 2015 from $82,238 reported for the comparable period in 2014. The increase in general and administrative expenses is attributable to increases in stock based compensation of $42,965, bank fees of $2,759, public trade fees of $3,312, D&O insurance of $463, property tax of $104, miscellaneous expenses of $1,137 and office supplies of $758, partially offset by decreases in bonuses of $3,150, salaries of $11,385, payroll taxes of $901, insurance of $2,909, professional fees of $7,000, and utilities of $2,648.

For the three month period ended March 31, 2015 and 2014, we reported interest expense of $84,614 and $31,581, respectively an increase of $53,033. Debt obligations and interest paid against these debt obligations are discussed in Note 8-9 to our financial statements for the three month periods ended March 31, 2015.

Other income totaled $0 and $1,350 for the three month periods ended March 31, 2015 and 2014, respectively, a decrease of $1,350.

For the three month periods ended March 31, 2015 and 2014, the Company did not pay any federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, the Company had an accumulated deficit since January 10, 2006 (the date of quasi reorganization) of $3,897,165. Liquid assets at March 31, 2015 consisted primarily of cash and cash equivalents of $125,842. Current liabilities of $2,343,075 exceeded current assets by $1,800,455. Historically, we have financed our business through cash generated from ongoing operations, proceeds from sale of common stock to third party investors, borrowings from financial institutions, advances received from related parties, and officers of the Company. The company is currently pursuing financing alternatives.

Cash decreased $61,547 to $125,842 at March 31, 2015, as compared to $187,389 at December 31, 2014, which results from the following:

Net loss	$(301,739)

Adjustments to reconcile net loss to net cash	141,035

Changes in operating assets and liabilities	(29,200)

Net cash used by operating activities	(189,904)

Investing activities	(1,328)

Financing activities	129,685

Net decrease in cash	$(61,547)

Cash used by our operating activities for the three months ended March 31, 2015 was approximately $189,904, comprised of a net loss of $301,739, noncash reconciling adjustments of $141,035, changes in operating assets and liabilities of $29,200.

The $29,200 change in operating assets and liabilities is primarily attributable to increases in deferred financing costs of $33,895, increases in prepaid expenses of $30,259, increases in inventory of $12,893, increases in deferred revenue of $6,341 and increases in accounts payable and accrued expenses of $2,985, partially offset by decreases in accounts receivable of $57,173.

Net cash used for investing activities increased $1,328, from $0 for the comparable period in 2014.

Cash provided for financing activities was approximately $129,685, comprised of proceeds from revenue based factoring of $230,000 partially offset by advances to related parties of $9,004, payments for capital leases of $1,028 and payments on revenue based factoring of $90,283.

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

In August 2013 the Company successfully completed negotiations with its Bank to accept $625,000 in satisfaction of its obligations on the mortgage. The difference between the $1.9 mortgage obligation (plus interest) and the $625,000 accepted in satisfaction of the mortgage is shown on the statements of operations as an extraordinary gain from extinguishment of debt. Concurrently the Company secured a new $900,000 mortgage with a “Lender.” This new mortgage bears interest at 12% per annum and is due and payable on August 27, 2014. The new mortgage requires the Company to make monthly interest only payments of $9,000. Under the terms of the new mortgage, the Company has the option to extend the maturity date of the new mortgage for one year providing it pays the Lender a fee of $54,000. . During August 2014, the Company elected to extend the mortgage six months until January 31, 2015 by paying $45,000. In January 2015, the Company elected to extend the mortgage an additional six months until July 31, 2015 by paying $27,000.

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

On February 18, 2015, the Company entered into a Promissory Note with Platinum Rapid Funding Group, a New York based company. The Company, pursuant to the Agreement, sold future receipts, accounts, written contracts and other obligations to Platinum Rapid Funding. The sale price is $100,000. The company will make a total of approximately 147 daily loan payments of $918. Platinum purchased a total of $135,000.00 in receipts. Platinum has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory.

On February 23, 2015, the Company entered into a Promissory Note with World Global Financing, Inc., a Florida based company. The Company, pursuant to the Agreement, sold future receipts, accounts, written contracts and other obligations to World Global. The sale price is $130,000. The company will make a total of approximately 168 daily loan payments of $1,014. World Global purchased a total of $170,300 in receipts. World Global has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory.

During June 2013, a third party loaned the Company $50,000 bearing interest at 6.8% and maturing May 2015 (as amended in November 2014).

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

The company currently is consuming cash reserves at the rate of approximately $65,000 per month assuming current levels of revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects.

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

On January 20, 2015, the Company issued 180,032,305 shares of its $0.001 par value common stock to its majority stockholder in exchange for their conversion of their loan of $ 256,240.

On January 22, 2015, the Company issued 16,651,113 shares of its $0.001 par value common stock to a third party investor in exchange for the conversion of their loan of $18,621.

On January 23, 2015, the Company issued 203,566,444 shares of its $0.001 par value common stock to related parties in payment of their earned salary and stock awards of $419,671 for the period September 2012 to January 2015.

On March 10, 20 and 26, 2015 the Company issued 116,742,065 shares of its $0.001 par value common stock to a third party investor in exchange for their conversion of their loans and accrued interest totaling $ 64,737.

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

Boreal Water Collection LLC

By:	/s/ Francine Lavoie
Name:	Francine Lavoie
Title:	Principal Executive Officer, Principal Financial Officer, Controller and Sole Member of the Board of Directors
Date:	May 12, 2015

